Form 10-Q
period 2024-03-31
FREEPORT-MCMORAN INC
filed 2024-05-08
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On April 30, 2024, there were issued and outstanding 1,436,489,977 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2024	December 31, 2023
	(In Millions)
ASSETS
Current assets:
Cash and cash equivalents	$5,208	$4,758
Restricted cash and cash equivalents	1,034	1,208
Trade accounts receivable	1,494	1,209
Income and other tax receivables	744	455
Inventories:
Product	2,356	2,472
Materials and supplies, net	2,202	2,169
Mill and leach stockpiles	1,419	1,419
Other current assets	385	375
Total current assets	14,842	14,065
Property, plant, equipment and mine development costs, net	36,197	35,295
Long-term mill and leach stockpiles	1,313	1,336
Other assets	1,846	1,810
Total assets	$54,198	$52,506

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,672	$3,729
Accrued income taxes	1,322	786
Current portion of debt	769	766
Current portion of environmental and asset retirement obligations	325	316
Dividends payable	217	218
Total current liabilities	6,305	5,815
Long-term debt, less current portion	8,656	8,656
Environmental and asset retirement obligations, less current portion	5,059	4,624
Deferred income taxes	4,500	4,453
Other liabilities	1,573	1,648
Total liabilities	26,093	25,196

Equity:
Stockholders’ equity:
Common stock	162	162
Capital in excess of par value	24,488	24,637
Accumulated deficit	(1,586)	(2,059)
Accumulated other comprehensive loss	(274)	(274)
Common stock held in treasury	(5,817)	(5,773)
Total stockholders’ equity	16,973	16,693
Noncontrolling interests	11,132	10,617
Total equity	28,105	27,310
Total liabilities and equity	$54,198	$52,506

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(In Millions, Except Per Share Amounts)
Revenues	$6,321	$5,389
Cost of sales:
Production and delivery	3,844	3,165
Depreciation, depletion and amortization	595	399
Total cost of sales	4,439	3,564
Selling, general and administrative expenses	144	126
Exploration and research expenses	37	31
Environmental obligations and shutdown costs	67	67
Total costs and expenses	4,687	3,788
Operating income	1,634	1,601
Interest expense, net	(89)	(151)
Other income, net	129	88
Income before income taxes and equity in affiliated companies’ net earnings	1,674	1,538
Provision for income taxes	(512)	(499)
Equity in affiliated companies’ net earnings	—	10
Net income	1,162	1,049
Net income attributable to noncontrolling interests	(689)	(386)
Net income attributable to common stockholders	$473	$663

Net income per share attributable to common stockholders:
Basic	$0.33	$0.46
Diluted	$0.32	$0.46

Weighted-average shares of common stock outstanding:
Basic	1,436	1,433
Diluted	1,444	1,443

Dividends declared per share of common stock	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(In Millions)
Net income	$1,162	$1,049

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	1	1
Foreign exchange (losses) gains	(1)	1
Other comprehensive income	—	2

Total comprehensive income	1,162	1,051
Total comprehensive income attributable to noncontrolling interests	(689)	(387)
Total comprehensive income attributable to common stockholders	$473	$664

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
	(In Millions)
Cash flow from operating activities:
Net income	$1,162	$1,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	595	399
Stock-based compensation	53	53
Net charges for environmental and asset retirement obligations, including accretion	224	117
Payments for environmental and asset retirement obligations	(42)	(60)
Net charges for defined pension and postretirement plans	8	16
Pension plan contributions	(18)	(2)
Deferred income taxes	46	35
Change in deferred profit on PT Freeport Indonesia’s sales to PT Smelting	—	(112)
Charges for social investment programs at PT Freeport Indonesia	28	14
Payments for social investment programs at PT Freeport Indonesia	(24)	(15)
Other, net	(39)	8
Changes in working capital and other:
Accounts receivable	(582)	157
Inventories	66	(457)
Other current assets	—	(20)
Accounts payable and accrued liabilities	(160)	(288)
Accrued income taxes and timing of other tax payments	579	156
Net cash provided by operating activities	1,896	1,050

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(237)	(196)
South America operations	(82)	(100)
Indonesia mining	(381)	(427)
Indonesia smelter projects	(461)	(345)
Molybdenum mines	(27)	(9)
Other	(66)	(44)
Loans to PT Smelting for expansion	(28)	(24)
Proceeds from sales of assets and other, net	5	(19)
Net cash used in investing activities	(1,277)	(1,164)

Cash flow from financing activities:
Proceeds from debt	613	284
Repayments of debt	(612)	(1,273)
Cash dividends and distributions paid:
Common stock	(218)	(217)
Noncontrolling interests	(102)	—
Contributions from noncontrolling interests	—	50
Proceeds from exercised stock options	4	31
Payments for withholding of employee taxes related to stock-based awards	(27)	(47)
Net cash used in financing activities	(342)	(1,172)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	277	(1,286)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	6,063	8,390
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$6,340	$7,104
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2023	1,619	$162	$24,637	$(2,059)	$(274)	184	$(5,773)	$16,693	$10,617	$27,310
Exercised and issued stock-based awards	3	—	22	—	—	1	—	22	—	22
Stock-based compensation, including the tender of shares	—	—	46	—	—	1	(44)	2	(1)	1
Dividends	—	—	(217)	—	—	—	—	(217)	(173)	(390)
Net income attributable to common stockholders	—	—	—	473	—	—	—	473	—	473
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	689	689
Balance at March 31, 2024	1,622	$162	$24,488	$(1,586)	$(274)	186	$(5,817)	$16,973	$11,132	$28,105

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2022	1,613	$161	$25,322	$(3,907)	$(320)	183	$(5,701)	$15,555	$9,316	$24,871
Exercised and issued stock-based awards	5	1	52	—	—	—	—	53	—	53
Stock-based compensation, including the tender of shares	—	—	46	—	—	1	(68)	(22)	(1)	(23)
Dividends	—	—	(217)	—	—	—	—	(217)	(137)	(354)
Contributions from noncontrolling interests	—	—	24	—	—	—	—	24	26	50
Net income attributable to common stockholders	—	—	—	663	—	—	—	663	—	663
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	386	386
Other comprehensive income	—	—	—	—	1	—	—	1	1	2
Balance at March 31, 2023	1,618	$162	$25,227	$(3,244)	$(319)	184	$(5,769)	$16,057	$9,591	$25,648
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Dollar amounts in tables are stated in millions, except per share amounts.

Attribution of PT Freeport Indonesia’s Net Income or Loss. As discussed in Note 3 of FCX’s 2023 Form 10-K, beginning January 1, 2023, the attribution of PT Freeport Indonesia’s (PT-FI) net income or loss is based on equity ownership percentages (48.76% for FCX, 26.24% for PT Mineral Industri Indonesia (MIND ID) and 25.00% for PT Indonesia Papua Metal Dan Mineral) with certain exceptions, as contemplated by the economics replacement agreement in the PT-FI shareholders agreement.

As further discussed in Note 4, during first-quarter 2024, PT-FI recorded net credits of $215 million associated with the closure of its 2021 corporate income tax audit and resolution of the framework for disputed tax matters. PT-FI’s net income and cash dividends associated with the settlement of this historical tax matter that originated before December 31, 2022, were attributed approximately 81% to FCX.

As discussed in Note 3 of FCX’s 2023 Form 10-K, because PT-FI did not achieve the Gold Target during the Initial Period (as defined in the PT-FI shareholders agreement), PT-FI’s net income and cash dividends associated with the sale of approximately 190,000 ounces of gold during 2023 were attributed approximately 81% to FCX.

Subsequent Events. FCX evaluated events after March 31, 2024, and through the date the consolidated financial statements were issued and determined any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow:

	Three Months Ended
	March 31,
	2024	2023
Net income	$1,162	$1,049
Net income attributable to noncontrolling interests	(689)	(386)
Undistributed dividends and earnings allocated to participating securities	(5)	(5)
Net income attributable to common stockholders	$468	$658

Basic weighted-average shares of common stock outstanding	1,436	1,433
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	8	10
Diluted weighted-average shares of common stock outstanding	1,444	1,443

Net income per share attributable to common stockholders:
Basic	$0.33	$0.46
Diluted	$0.32	$0.46

Shares associated with outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. There were no shares of common stock associated with outstanding stock options excluded in first-quarter 2024 or 2023.

NOTE 3. INVENTORIES, INCLUDING LONG-TERM MILL AND LEACH STOCKPILES

The components of inventories follow:

	March 31, 2024	December 31, 2023
Current inventories:
Raw materials (primarily copper concentrate)	$413	$469
Work-in-process	252	221
Finished goods	1,691	1,782
Total product	$2,356	$2,472

Total materials and supplies, net[a]	$2,202	$2,169

Mill stockpiles	$181	$179
Leach stockpiles	1,238	1,240
Total current mill and leach stockpiles	$1,419	$1,419

Long-term inventories:
Mill stockpiles	$222	$251
Leach stockpiles	1,091	1,085
Total long-term mill and leach stockpiles[b]	$1,313	$1,336
a.Materials and supplies inventory was net of obsolescence reserves totaling $48 million at March 31, 2024, and $41 million at December 31, 2023.
b.Estimated metals in stockpiles not expected to be recovered within the next 12 months.

NOTE 4. INCOME TAXES

Geographic sources of FCX’s (provision) benefit for income taxes follow:

	Three Months Ended
	March 31,
	2024	2023
U.S.	$(1)	$4
International	(511)	(503)
Total	$(512)	$(499)

FCX’s consolidated effective income tax rate is a function of the various rates in the jurisdictions where it operates and was 31% for first-quarter 2024, including a net benefit of $182 million related to closure of PT-FI’s 2021 corporate income tax audit and resolution of the framework for Indonesia disputed tax matters (see below for further discussion), and was 32% for first-quarter 2023. At current copper prices, FCX expects its U.S. jurisdiction to generate net losses for the year 2024 that will not result in a realized tax benefit; accordingly, applicable accounting rules require FCX to adjust its estimated annual effective tax rate to exclude the impact of U.S. net losses.

Indonesia Tax Matters. During first-quarter 2024, in conjunction with closure of PT-FI’s 2021 corporate income tax audit and resolution of the framework for disputed tax matters, PT-FI recorded net credits of $215 million, including $199 million to provision for income taxes, $8 million to production and delivery and $8 million to interest expense, net. In addition, FCX recognized a charge of $17 million to provision for income taxes related to withholding taxes and a credit of $26 million in other income, net associated with the reduction in the related accrual to indemnify MIND ID from potential losses arising from historical tax disputes.

Resolution of the framework for disputed tax matters also resulted in a decrease of unrecognized tax benefits of $276 million and a decrease of $43 million in related interest and penalties, as well as a decrease in contingencies related to Indonesia tax matters of $179 million, including a $35 million decrease associated with penalties and interest. Refer to Notes 11 and 12 of FCX’s 2023 Form 10-K for further discussion.

U.S. Inflation Reduction Act of 2022. The provisions of the U.S. Inflation Reduction Act of 2022 (the Act) became applicable to FCX on January 1, 2023. The Act includes, among other provisions, a new Corporate Alternative Minimum Tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. FCX has made interpretations of certain provisions of the Act, and based on these interpretations, determined that the provisions of the Act did not impact FCX’s financial results for first-quarter 2024 or for the year 2023.

Although the U.S. Department of the Treasury (Treasury) published guidance in 2023 that provided some additional clarity on these rules, regulations are yet to be published and uncertainty remains regarding the application of the CAMT. Future guidance released by the Treasury may differ from FCX’s interpretations of the Act, which could be material and may further limit FCX’s ability to realize future benefits from its U.S. net operating losses.

Pillar Two of the Global Anti-Base Erosion Rules. In December 2021, the Organisation for Economic Co-operation and Development (OECD) published a framework for Pillar Two of the Global Anti-Base Erosion Rules, which was designed to coordinate participating jurisdictions in updating the international tax system to ensure that large multinational companies pay a minimum level of income tax. Recommendations from the OECD regarding a global minimum income tax and other changes are being considered and/or implemented in jurisdictions where FCX operates. At current metals market prices, FCX believes enactment of the recommended framework in jurisdictions where it operates will result in minimal impacts to its financial results in the near term.

NOTE 5. DEBT AND EQUITY

The components of debt follow:

	March 31, 2024	December 31, 2023
Senior notes and debentures:
Issued by FCX	$6,007	$6,005
Issued by PT-FI	2,981	2,980
Issued by Freeport Minerals Corporation	353	354
Other	84	83
Total debt	9,425	9,422
Less current portion of debt	(769)	(766)
Long-term debt	$8,656	$8,656

Revolving Credit Facilities.
FCX and PT-FI have a $3.0 billion, unsecured revolving credit facility that matures in October 2027. Under the terms of the revolving credit facility, FCX may obtain loans and issue letters of credit in an aggregate amount of up to $3.0 billion, with letters of credit issuance limited to $1.5 billion and PT-FI’s capacity limited to $500 million. At March 31, 2024, FCX had $7 million in letters of credit issued under its revolving credit facility.

PT-FI has a $1.75 billion, unsecured revolving credit facility that matures in November 2028 and Cerro Verde has a $350 million, unsecured revolving credit facility that matures in May 2027.

At March 31, 2024, FCX, PT-FI and Cerro Verde had no borrowings outstanding under their respective revolving credit facilities and were in compliance with their respective covenants.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $175 million in first-quarter 2024 and $207 million in first-quarter 2023, which included $25 million associated with Cerro Verde’s contested tax rulings issued by the Peru Supreme Court in first-quarter 2023.

Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $86 million in first-quarter 2024 and $56 million in first-quarter 2023. The increase in capitalized interest costs in first-quarter 2024 compared to first-quarter 2023, primarily resulted from increased construction and development costs for projects in process, primarily at the Manyar smelter and precious metals refinery in Indonesia (collectively, the Indonesia smelter projects).

Share Repurchase Program and Dividends. FCX currently has $3.2 billion available for repurchases under its share repurchase program.

On March 27, 2024, FCX’s Board of Directors (Board) declared cash dividends totaling $0.15 per share on its common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on May 1, 2024, to common stockholders of record as of April 15, 2024.

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

Derivatives Designated as Hedging Instruments - Fair Value Hedges.
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during first-quarter 2024 or 2023. At March 31, 2024, FCX held copper futures and swap contracts that qualified for hedge accounting for 91 million pounds at an average contract price of $3.90 per pound, with maturities through December 2025.

Summary of Gains (Losses). A summary of realized and unrealized gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item follows:

	Three Months Ended
	March 31,
	2024	2023
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$9	$14
Hedged item – firm sales commitments	(9)	(14)

Realized gains:
Matured derivative financial instruments	1	8

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

A summary of FCX’s embedded derivatives at March 31, 2024, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	463	$3.83	$4.01	August 2024
Gold (thousands of ounces)	286	2,091	2,226	July 2024
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	92	3.83	4.00	July 2024

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At March 31, 2024, Atlantic Copper held net copper forward sales contracts for 49 million pounds at an average contract price of $3.94 per pound, with maturities through May 2024.

Summary of Gains (Losses). A summary of realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows:

	Three Months Ended
	March 31,
	2024	2023
Embedded derivatives in provisional sales contracts:[a]
Copper	$66	$231
Gold and other metals	44	42
Copper forward contracts[b]	(9)	(2)
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments.
A summary of the fair values of unsettled commodity derivative financial instruments follows:

	March 31, 2024	December 31, 2023
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$13	$4
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	122	76
Copper forward contracts	1	—
Total derivative assets	$136	$80

Commodity Derivative Liabilities:
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	16	23
Copper forward contracts	3	1
Total derivative liabilities	$19	$24

FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.
A summary of these net unsettled commodity contracts in the balance sheet follows (there were no offsetting amounts at March 31, 2024, and December 31, 2023):

	Assets		Liabilities
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023

Amounts presented in balance sheet:
Embedded derivatives in provisional
sales/purchase contracts	$122	$76	$16	$23
Copper derivatives	14	4	3	1
	$136	$80	$19	$24

Balance sheet classification:
Trade accounts receivable	$122	$76	$2	$2
Other current assets	14	4	—	—
Accounts payable and accrued liabilities	—	—	17	22
	$136	$80	$19	$24

Credit Risk. FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of March 31, 2024, the maximum amount of credit exposure associated with derivative transactions was $136 million.

Other Financial Instruments. Other financial instruments include cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, investment securities, legally restricted trust assets, accounts payable and accrued liabilities, accrued income taxes, dividends payable and debt. The carrying value for these financial instruments classified as current assets or liabilities approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 7 for the fair values of investment securities, legally restricted funds and debt). In addition, as of March 31, 2024, FCX had contingent consideration assets related to the sales of certain oil and gas properties (refer to Note 7 for the related fair values).

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents. The following table provides a reconciliation of total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows:

	March 31, 2024	December 31, 2023
Balance sheet components:
Cash and cash equivalents[a]	$5,208	$4,758
Restricted cash and cash equivalents, current[b]	1,034	1,208
Restricted cash and cash equivalents, long-term - included in other assets	98	97
Total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$6,340	$6,063
a.Includes time deposits of $0.1 billion at March 31, 2024, and $0.3 billion at December 31, 2023, and cash designated for smelter development projects totaling $0.2 billion at December 31, 2023.
b.Includes (i) $0.9 billion at March 31, 2024, and $1.1 billion at December 31, 2023, associated with 30% of PT-FI’s export proceeds required to be temporarily deposited in Indonesia banks for 90 days in accordance with a regulation issued by the Indonesia government and (ii) $147 million at March 31, 2024, and $145 million at December 31, 2023, in assurance bonds to support PT-FI’s commitment for smelter development in Indonesia.

NOTE 7. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during first-quarter 2024.

FCX’s financial instruments are recorded on the consolidated balance sheets at fair value except for contingent consideration associated with the sale of the Deepwater Gulf of Mexico (GOM) oil and gas properties (which was recorded under the loss recovery approach) and debt. A summary of the carrying amount and fair value of FCX’s financial instruments (including those measured at net asset value (NAV) as a practical expedient), other than cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, accrued income taxes and dividends payable (refer to Note 6), follows:

	At March 31, 2024
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$26	$26	$26	$—	$—	$—
Equity securities	7	7	—	7	—	—
Total	33	33	26	7	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	65	65	65	—	—	—
Government mortgage-backed securities	48	48	—	—	48	—
Government bonds and notes	32	32	—	—	32	—
Corporate bonds	32	32	—	—	32	—
Money market funds	20	20	—	20	—	—
Asset-backed securities	13	13	—	—	13	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	211	211	65	20	126	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	122	122	—	—	122	—
Copper futures and swap contracts	13	13	—	8	5	—
Copper forward contracts	1	1	—	—	1	—

Total	136	136	—	8	128	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a]	47	40	—	—	—	40

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	16	16	—	—	16	—
Copper forward contracts	3	3	—	2	1	—

Total	19	19	—	2	17	—

Long-term debt, including current portion[d]	9,425	9,301	—	—	9,301	—

	At December 31, 2023
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$27	$27	$27	$—	$—	$—
Equity securities	6	6	—	6	—	—
Total	33	33	27	6	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	65	65	65	—	—	—
Government mortgage-backed securities	51	51	—	—	51	—
Government bonds and notes	37	37	—	—	37	—
Corporate bonds	29	29	—	—	29	—
Money market funds	17	17	—	17	—	—
Asset-backed securities	12	12	—	—	12	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	212	212	65	17	130	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	76	76	—	—	76	—
Copper futures and swap contracts	4	4	—	3	1	—
Total	80	80	—	3	77	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a]	50	42	—	—	—	42

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	23	23	—	—	23	—
Copper forward contracts	1	1	—	1	—	—
Total	24	24	—	1	23	—

Long-term debt, including current portion[d]	9,422	9,364	—	—	9,364	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes amounts included in restricted cash and cash equivalents and other assets (which approximated fair value), primarily amounts associated with (i) PT-FI’s export proceeds ($0.9 billion at March 31, 2024, and $1.1 billion at December 31, 2023), (ii) assurance bonds to support PT-FI’s commitment for additional smelter development in Indonesia ($147 million at March 31, 2024, and $145 million at December 31, 2023) and (iii) PT-FI’s mine closure and reclamation guarantees ($97 million at both March 31, 2024, and December 31, 2023).
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

In December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration (to be received over time) that was recorded at the total amount under the loss recovery approach. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy.

Long-term debt, including current portion, is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at March 31, 2024, as compared with those techniques used at December 31, 2023.

NOTE 8. CONTINGENCIES AND COMMITMENTS

Environmental
Refer to Note 12 of FCX’s 2023 Form 10-K for further discussion of FCX’s environmental obligations.

FCX recorded adjustments to environmental obligations totaling $56 million in first-quarter 2024, primarily for preliminary adjustments associated with an interim action workplan for a former processing facility in Steubenville, Ohio, and for groundwater remediation in Blackwell, Oklahoma associated with a historical smelter site.

Asset Retirement Obligations
Refer to Note 12 of FCX’s 2023 Form 10-K for further discussion of FCX’s asset retirement obligations (AROs).

Mining Operations. In first-quarter 2024, we recorded ARO additions at mining operations totaling $256 million, primarily associated with revised closure plans and cost estimates to reflect FCX’s commitment to the Global Industry Standard on Tailings Management (Tailings Standard). FCX may record additional ARO adjustments as it continues to update estimates to conform with the Tailings Standard.

Oil and Gas Properties. In first-quarter 2024, Freeport-McMoRan Oil & Gas (FM O&G) recorded charges to production and delivery costs totaling $109 million for assumed oil and gas abandonment obligations resulting from bankruptcies of other companies. FM O&G, as a predecessor-in-interest in oil and natural gas leases, is in the chain of title with unrelated third parties either directly or by virtue of divestiture of certain oil and natural gas assets previously owned and assigned by its subsidiaries. Certain counterparties in these divestiture transactions or third parties in existing leases have filed for bankruptcy protection or undergone associated reorganizations and have not performed the required abandonment obligations. Accordingly, regulations or federal laws require that FM O&G assume such obligations.

Litigation
There were no significant updates to previously reported legal proceedings included in Note 12 of FCX’s 2023 Form 10-K, other than the matter discussed below.

Louisiana Parishes Coastal Erosion Cases. Certain FCX affiliates were named as defendants, along with numerous co-defendants, in 13 cases out of a total of 42 cases filed in Louisiana state courts by 6 south Louisiana parishes (Cameron, Jefferson, Plaquemines, St. Bernard, St. John the Baptist and Vermilion), alleging that certain oil and gas exploration and production operations and sulfur mining and production operations in coastal Louisiana contaminated and damaged coastal wetlands and caused significant land loss along the Louisiana coast. The settlement agreement to resolve these cases was fully executed in fourth-quarter 2022 but there was a delay in finalizing it as a result of a lawsuit challenging the settlement brought in first-quarter 2023 by a non-plaintiff coastal parish included in the settlement (Terrebonne Parish) titled Terrebonne Parish Consolidated Government v. Louisiana Department of Natural Resources et al., Docket No. 185576, 32nd Judicial District Court, Terrebonne Parish, State of Louisiana. During first-quarter 2024, Terrebonne Parish agreed to dismiss its lawsuit and FCX made the $15 million settlement payment in trust (which was accrued for in 2019) in accordance with the terms of the settlement agreement.

Indonesia Regulatory Matters
Refer to Notes 12, 13 and 14 of FCX’s 2023 Form 10-K for further discussion of Indonesia regulatory matters.

Export Licenses. In first-quarter 2024, PT-FI obtained approval for revised quotas for estimated concentrate and anode slime exports through May 2024. PT-FI is working with the Indonesia government to obtain approvals to continue exports of copper concentrates and anode slimes until the Indonesia smelter projects are fully commissioned and reach designed operating conditions, which is currently expected by year-end 2024.

NOTE 9. BUSINESS SEGMENTS

FCX has organized its mining operations into four primary divisions – North America copper mines, South America operations, Indonesia operations and Molybdenum mines, and operating segments that meet certain thresholds are reportable segments. Separately disclosed in the following tables are FCX’s reportable segments, which include the Morenci and Cerro Verde copper mines, the Indonesia operations (including the Grasberg minerals district and the Indonesia smelter projects that are under construction), the Rod & Refining operations and Atlantic Copper Smelting & Refining.

For comparative purposes, the first-quarter 2023 table has been adjusted to conform with the current year presentation, primarily for the combination of the Grasberg minerals districts and the Indonesia smelter projects that are under construction. The Indonesia smelter projects are expected to become fully operational by year-end 2024 and will exclusively receive concentrate from the Grasberg minerals district, which reflect PT-FI’s integrated and dependent operations within Indonesia (i.e., Indonesia operations). FCX's Chief Operating Decision Maker does, and will, make executive management decisions, including resource allocation and mine planning, for the Indonesia operations as a single business segment.

Intersegment sales between FCX’s business segments are based on terms similar to arms-length transactions with third parties at the time of the sale. Intersegment sales may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, timing of sales to unaffiliated customers and transportation premiums.

FCX defers recognizing profits on intercompany sales to Atlantic Copper until final sales to third parties occur. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices result in variability in FCX’s net deferred profits and quarterly earnings.

FCX allocates certain operating costs, expenses and capital expenditures to its operating divisions and individual segments. However, not all costs and expenses applicable to an operation are allocated. U.S. federal and state income taxes are recorded and managed at the corporate level (included in Corporate, Other & Eliminations), whereas foreign income taxes are recorded and managed at the applicable country level. In addition, some selling, general and administrative costs, are not allocated to the operating divisions or individual segments. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each operating division or segment would be if it was an independent entity.

Product Revenues. FCX’s revenues attributable to the products it sold for the first quarters of 2024 and 2023 follow:

	Three Months Ended
	March 31,
	2024	2023
Copper:
Cathode	$1,941	$1,511
Concentrate	1,818	1,403
Rod and other refined copper products	953	921
Purchased copper[a]	166	204
Gold	1,168	531
Molybdenum	421	592
Other[b]	149	132
Adjustments to revenues:
PT-FI export duties[c]	(156)	(17)
Treatment charges	(129)	(101)
Royalty expense[d]	(120)	(60)
Revenues from contracts with customers	6,211	5,116
Embedded derivatives[e]	110	273
Total consolidated revenues	$6,321	$5,389
a.FCX purchases copper cathode primarily for processing by its Rod & Refining operations.
b.Primarily includes revenues associated with silver.
c.PT-FI is currently being assessed export duties for copper concentrates at a rate of 7.5% and was paying a 2.5% export duty in first-quarter 2023.
d.Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.
e.Refer to Note 6 for discussion of embedded derivatives related to FCX’s provisionally priced copper concentrate and cathode sales contracts.

Financial Information by Business Segment

											Atlantic	Corporate,
	North America Copper Mines			South America Operations							Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Operations		Mines	Refining	& Refining	nations		Total
Three Months Ended March 31, 2024
Revenues:
Unaffiliated customers	$37	$40	$77	$826	$208	$1,034	$2,648		$—	$1,489	$673	$400	[a]	$6,321
Intersegment	540	885	1,425	102	—	102	177		145	10	—	(1,859)		—
Production and delivery	459	765	1,224	603	170	773	861		119	1,487	650	(1,270)		3,844
DD&A	48	64	112	92	16	108	335		16	1	7	16		595
Selling, general and administrative expenses	—	1	1	2	—	2	31		—	—	9	101		144
Exploration and research expenses	4	8	12	3	1	4	2		—	—	—	19		37
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	67		67
Operating income (loss)	66	87	153	228	21	249	1,596		10	11	7	(392)		1,634
Interest expense, net	—	—	—	5	—	5	1		—	—	10	73		89
Other (expense) income, net	—	(2)	(2)	11	13	24	38		—	—	6	63		129
Provision for (benefit from) income taxes	—	—	—	91	12	103	409	[b]	—	—	(13)	13		512
Equity in affiliated companies’ net (losses) earnings	—	—	—	—	—	—	(2)		—	—	—	2		—
Net income (loss) attributable to noncontrolling interests	—	—	—	76	14	90	600	[c]	—	—	—	(1)		689

Total assets at March 31, 2024	3,148	6,315	9,463	8,075	1,960	10,035	27,162		1,885	257	1,354	4,042		54,198
Capital expenditures	44	193	237	60	22	82	842		27	5	23	38		1,254

Three Months Ended March 31, 2023
Revenues:
Unaffiliated customers	$32	$97	$129	$958	$234	$1,192	$1,199		$—	$1,523	$749	$597	[a]	$5,389
Intersegment	593	948	1,541	244	—	244	169		223	6	7	(2,190)		—
Production and delivery	381	781	1,162	620	187	807	338		96	1,527	734	(1,499)		3,165
DD&A	43	60	103	91	16	107	148		20	1	7	13		399
Selling, general and administrative expenses	—	1	1	2	—	2	28		—	—	8	87		126
Exploration and research expenses	3	16	19	1	1	2	—		—	—	—	10		31
Environmental obligations and shutdown costs	—	21	21	—	—	—	—		—	—	—	46		67
Operating income (loss)	198	166	364	488	30	518	854		107	1	7	(250)		1,601
Interest expense, net	—	—	—	29	—	29	7		—	—	6	109		151
Other (expense) income, net	(1)	3	2	18	(6)	12	32		—	(1)	(5)	48		88
Provision for (benefit from) income taxes	—	—	—	187	7	194	330		—	—	—	(25)		499
Equity in affiliated companies’ net earnings (losses)	—	—	—	—	—	—	11		—	—	—	(1)		10
Net income (loss) attributable to noncontrolling interests	—	—	—	140	18	158	271	[c]	—	—	—	(43)		386

Total assets at March 31, 2023	3,142	5,668	8,810	8,612	1,871	10,483	23,462		1,707	221	1,152	5,074		50,909
Capital expenditures	56	140	196	61	39	100	772		9	5	12	27		1,121

Financial Information by Business Segment (continued)
a.Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America copper mines and South America operations.
b.Includes a net benefit to income taxes totaling $182 million associated with the closure of PT-FI’s 2021 corporate income tax audit and resolution of the framework for disputed tax matters.
c.Refer to Note 1 for further discussion of the attribution of PT-FI’s net income or loss.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of March 31, 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2023, the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 15, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 8, 2024

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us” and “our” refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below include forward-looking statements that are not guarantees of future performance and are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements (Unaudited). Throughout MD&A, all references to income or losses per share are on a diluted basis. Any references to our website is for information only and the contents of our website or information connected thereto are not incorporated in, or otherwise to be regarded as part of, this Form 10-Q.

OVERVIEW

We are a leading international metals company with the objective of being foremost in copper. Headquartered in Phoenix, Arizona, we operate large, long-lived, geographically diverse assets with significant proven and probable mineral reserves of copper, gold and molybdenum. We are one of the world’s largest publicly traded copper producers. Our portfolio of assets includes the Grasberg minerals district in Indonesia, one of the world’s largest copper and gold deposits; and significant operations in North America and South America, including the large-scale Morenci minerals district in Arizona and the Cerro Verde operation in Peru.

Our results for first-quarter 2024 reflect strong operating performance, with significant increases in consolidated copper and gold sales volumes from PT Freeport Indonesia (PT-FI) compared to first-quarter 2023. We remain focused on reliable execution of our plans, enhancing our productivity and cost performance, generating strong cash flow and building value through our organic growth pipeline. Market fundamentals for copper have been positive, supported by copper’s increasingly important role in the global economy and limited available supplies to meet growing demand.

With our solid financial position, we are a leading producer of copper with multiple options for future growth and an experienced team with a track record of accomplishment. Our near-term organic development pipeline is highlighted by our leach innovation initiatives, which we continue to advance through incorporation of new applications, technologies and data analytics to our leaching processes. Incremental copper production from these initiatives totaled 51 million pounds in first-quarter 2024, compared with 22 million pounds in first-quarter 2023.

Construction of the Manyar smelter and precious metals refinery (PMR) (collectively, the Indonesia smelter projects) in Gresik, Indonesia, are advancing on schedule with a target of May 2024 for substantial construction completion. Once completed, the Indonesia smelter projects will complement our large-scale, long-lived, low-cost operations in the Grasberg minerals district.

Net income attributable to common stockholders totaled $473 million in first-quarter 2024, compared with $663 million in first-quarter 2023. The decrease in first-quarter 2024, compared to first-quarter 2023, primarily reflects higher income attributable to noncontrolling interests at our Indonesia operations. Refer to “Consolidated Results” for further discussion.

At March 31, 2024, we had consolidated debt of $9.4 billion and consolidated cash and cash equivalents of $5.2 billion, $6.1 billion including $0.9 billion of current restricted cash associated with a portion of PT-FI's export proceeds required to be temporarily deposited in Indonesia banks. Net debt totaled $0.3 billion, excluding $3.0 billion of debt for the Indonesia smelter projects. Refer to “Net Debt” for reconciliations of consolidated debt, consolidated cash and cash equivalents and current restricted cash associated with PT-FI's export proceeds to net debt.

At March 31, 2024, we had $3.0 billion of availability under our revolving credit facility, and PT-FI and Cerro Verde had $1.75 billion and $350 million, respectively, of availability under their revolving credit facilities.

Refer to Note 5 and “Capital Resources and Liquidity” for further discussion of our debt balances and transactions.

OUTLOOK

As further discussed in “Risk Factors” in Part I, Item 1A. of our 2023 Form 10-K, our financial results vary as a result of fluctuations in market prices primarily for copper, gold and, to a lesser extent, molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Markets” below for further discussion. Because we cannot control the prices of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures.

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2024:

Copper (billions of recoverable pounds):
North America copper mines	1.28
South America operations	1.15
Indonesia operations	1.73	[a]
Total	4.15	[b]

Gold (millions of recoverable ounces)	2.0	[a]

Molybdenum (millions of recoverable pounds)	84	[c]

a.PT-FI’s current export licenses for copper concentrates and anode slimes extend through May 2024. Consolidated sales volume estimates include exports of copper concentrates and anode slimes by PT-FI from June 2024 through December 2024 totaling 0.4 billion pounds of copper and 0.9 million ounces of gold.
b.Does not foot because of rounding.
c.Includes 50 million pounds produced by our North America copper mines and South America operations and 34 million pounds produced by our Molybdenum mines.

Consolidated sales volumes in second-quarter 2024 are expected to approximate 1.0 billion pounds of copper, 500 thousand ounces of gold and 21 million pounds of molybdenum. Consolidated copper and gold production volumes for the year 2024 are expected to exceed 2024 sales volumes, reflecting the deferral of approximately 90 million pounds of copper and 120 thousand ounces of gold that will be processed by the Indonesia smelter projects and sold as refined metal in future periods.

PT-FI is working with the Indonesia government to obtain approvals to continue exports of copper concentrates and anode slimes beyond May 2024 and until the Indonesia smelter projects are fully commissioned and reach designed operating conditions, which is currently expected by year-end 2024. We cannot predict if PT-FI will obtain approval timely, if at all, to continue exports of copper concentrates and anode slimes beyond May 2024. If exports were prohibited or limited, or additional financial impacts resulting from Indonesia regulations were to be assessed prior to PT-FI’s Indonesia smelter projects becoming operational by year-end 2024, PT-FI may be required to reduce production levels or be subject to additional costs, which could adversely impact our revenues and operations.

Projected sales volumes are dependent on operational performance; extension of PT-FI’s export licenses for copper concentrates and anode slimes beyond May 2024; the timing of the ramp-up of the Indonesia smelter projects; weather-related conditions, including ongoing El Niño weather impacts; timing of shipments and other factors detailed in the “Cautionary Statement” below. For other important factors that could cause results to differ materially from projections, refer to “Risk Factors” contained in Part I, Item 1A. of our 2023 Form 10-K.

Consolidated Unit Net Cash Costs
Consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.57 per pound of copper for the year 2024 (including $1.57 per pound of copper in second-quarter 2024), based on achievement of current volume and cost estimates, and assuming average prices of $2,300 per ounce of gold and $20.00 per pound of molybdenum for the remainder of 2024. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum. The impact of price changes on consolidated unit net cash costs for the year 2024 would approximate $0.04 per pound of copper for each $100 per ounce change in the average price of gold and $0.02 per pound of copper for each $2 per pound change in the average price of molybdenum during the remainder of 2024.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Our consolidated operating cash flows are estimated to approximate $7.4 billion, net of $0.2 billion of working capital and other uses, for the year 2024, based on current sales volume and cost estimates, extension of PT-FI’s export licenses for copper concentrates and anode slimes beyond May 2024, and assuming average prices of $4.25 per pound for copper, $2,300 per ounce for gold and $20.00 per pound for molybdenum for the remainder of 2024. Estimated consolidated operating cash flows for the year 2024 also reflect an estimated income tax provision of $2.8 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2024). The impact of price changes on consolidated operating cash flows for the year 2024 would approximate $270 million for each $0.10 per pound change in the average price of copper, $105 million for each $100 per ounce change in the average price of gold and $90 million for each $2 per pound change in the average price of molybdenum for the remainder of 2024.

Consolidated Capital Expenditures
Capital expenditures are expected to approximate $4.6 billion for the year 2024, including $2.3 billion for major mining projects and $1.0 billion for the Indonesia smelter projects. Projected capital expenditures for the Indonesia smelter projects in 2024 exclude capitalized interest and $0.3 billion of estimated commissioning and owner’s costs. Projected capital expenditures for major mining projects include $1.1 billion for planned projects, primarily associated with underground mine development in the Grasberg minerals district and potential expansion projects in North America, and $1.2 billion for discretionary growth projects. We closely monitor market conditions and will continue to adjust our operating plans, including capital expenditures, to protect our liquidity and preserve our asset values, as necessary.

Capital expenditures for the Indonesia smelter projects for the remainder of 2024 are expected to be funded with availability under PT-FI’s revolving credit facility.

MARKETS

Prices for copper, gold and molybdenum are affected by numerous factors beyond our control and can fluctuate significantly (for further discussion refer to “Risk Factors” contained in Part I, Item 1A. of our 2023 Form 10-K). The following graphs present the London Metal Exchange (LME) copper settlement price, the London Bullion Market Association (London) PM gold price, and the Platts Metals Daily Molybdenum Dealer Oxide weekly average price since January 2014.

LME Copper Prices

Through March 31, 2024

1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., and the Shanghai Futures Exchange from January 2014 through March 2024. During first-quarter 2024, LME copper settlement prices ranged from a low of $3.67 per pound to a high of $4.07 per pound, averaged $3.83 per pound and settled at $3.96 per pound on March 28, 2024. Upward momentum in copper prices has continued in second-quarter 2024, and the LME copper settlement price was $4.52 per pound on April 30, 2024, bolstered by expectations of tight supplies and optimism about demand.

We believe fundamentals for copper are favorable and that future demand will be supported by copper’s critical role in the global transition to renewable power, electric vehicles and other carbon-reduction initiatives, continued urbanization in developing countries and growing connectivity globally.

London Gold Prices
Through March 31, 2024

$2,250
$2,000
$1,750
$1,500
$1,250
$1,000
$750
Dollars per ounce
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

This graph presents London PM gold prices from January 2014 through March 2024. During first-quarter 2024, London PM gold prices ranged from a low of $1,985 per ounce to a high of $2,214 per ounce, averaged $2,070 per ounce and closed at $2,214 per ounce on March 28, 2024. Gold prices hit a record high during first-quarter 2024, propelled by U.S. interest rate cut expectations and strong safe-haven demand. In April 2024, a new record high was reached ($2,402 per ounce on April 12, 2024) and the London PM gold price was $2,307 per ounce on April 30, 2024.

Platts Metals Daily Molybdenum Dealer Oxide Prices
Through March 31, 2024
$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

This graph presents the Platts Metals Daily Molybdenum Dealer Oxide weekly average price from January 2014 through March 2024. During first-quarter 2024, the weekly average price of molybdenum ranged from a low of $19.34 per pound to a high of $20.42 per pound, averaged $19.93 per pound and was $19.81 per pound on March 28, 2024. During first-quarter 2024, overall global demand for molybdenum was mixed with steady demand from energy, power generation, aerospace and defense sectors, and some weakness in the construction sector. We believe fundamentals for molybdenum are positive with favorable demand drivers and limited supply. The Platts Metals Daily Molybdenum Dealer Oxide weekly average price was $20.63 per pound on April 26, 2024.

CONSOLIDATED RESULTS

	Three Months Ended March 31,
	2024		2023
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$6,321		$5,389
Operating income[a]	$1,634		$1,601
Net income attributable to common stock[c]	$473	[d]	$663	[e]
Diluted net income per share of common stock	$0.32		$0.46
Diluted weighted-average shares of common stock outstanding	1,444		1,443

Operating cash flows[f]	$1,896		$1,050
Capital expenditures	$1,254		$1,121
At March 31:
Cash and cash equivalents	$5,208		$6,852
Restricted cash and cash equivalents, current	$1,034	[g]	$118
Total debt, including current portion	$9,425		$9,635

a.Refer to Note 9 for a summary of revenues and operating income by operating division.
b.Includes (unfavorable) favorable adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $(7) million ($(2) million to net income attributable to common stock) in first-quarter 2024 and $210 million ($72 million to net income attributable to common stock) in first-quarter 2023. Refer to Note 6 for further discussion.
c.We defer recognizing profits on intercompany sales until final sales to third parties occur. Refer to “Operations – Smelting and Refining” for a summary of net impacts from changes in these deferrals.
d.Includes net international tax credits of $181 million, which were offset by charges of $109 million associated with assumed oil and gas abandonment obligations resulting from bankruptcies of other companies and $56 million of revisions to environmental obligation estimates and $16 million of other net charges.
e.Includes net charges totaling $94 million, primarily associated with net adjustments to environmental obligations, contested tax matters and asset impairments in North America.
f.Working capital and other uses totaled $97 million in first-quarter 2024 and $452 million in first-quarter 2023.
g.Includes $0.9 billion at March 31, 2024, associated with a portion of PT-FI’s export proceeds required to be temporarily deposited in Indonesia banks for 90 days in accordance with a regulation issued by the Indonesia government.

	Three Months Ended March 31,
	2024	2023
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	1,085	965
Sales, excluding purchases	1,108	832
Average realized price per pound	$3.94	$4.11
Site production and delivery costs per pound[a]	$2.32	$2.57
Unit net cash costs per pound[a]	$1.51	$1.76
Gold (thousands of recoverable ounces)
Production	549	405
Sales, excluding purchases	568	270
Average realized price per ounce	$2,145	$1,949
Molybdenum (millions of recoverable pounds)
Production	18	21
Sales, excluding purchases	20	19
Average realized price per pound	$20.38	$30.32

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

Revenues
Consolidated revenues totaled $6.3 billion in first-quarter 2024 and $5.4 billion in first-quarter 2023. Revenues from our mining operations and processing facilities primarily include the sale of copper in concentrate, copper cathode, copper rod, gold in concentrate and anode slimes, and molybdenum. Refer to Note 9 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

Three Months Ended March 31

Consolidated revenues - 2023 period	$5,389
Higher sales volumes:
Copper	1,134
Gold	581
Molybdenum	31
(Lower) higher average realized prices:
Copper	(188)
Gold	111
Molybdenum	(203)
Adjustments for prior period provisionally priced copper sales	(217)
Lower Atlantic Copper revenues	(83)
Lower revenues from purchased copper	(38)
Higher treatment charges	(28)
Higher royalties and export duties	(199)
Other, including intercompany eliminations	31
Consolidated revenues - 2024 period	$6,321

Sales Volumes. Consolidated copper and gold sales volumes increased in first-quarter 2024, compared to first-quarter 2023, primarily reflecting higher mining and milling rates and ore grades at PT-FI.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Average realized prices in first-quarter 2024, compared with first-quarter 2023, were 4% lower for copper, 10% higher for gold and 33% lower for molybdenum.
Average realized copper prices include net favorable adjustments to current period provisionally priced copper sales totaling $73 million in first-quarter 2024 and $21 million in first-quarter 2023. As discussed in Note 6, substantially all of our copper concentrate and some cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date). We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net (unfavorable) favorable adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at December 31, 2023 and 2022) recorded in consolidated revenues totaled $(7) million in first-quarter 2024 and $210 million in first-quarter 2023. Refer to Notes 6 and 9 for a summary of total adjustments to prior period and current period provisionally priced sales.

At March 31, 2024, we had provisionally priced copper sales totaling 229 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average of $4.01 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2024, recorded provisional price would have an approximate $22 million effect on 2024 revenues ($7 million to our 2024 net income attributable to common stock). The LME copper price settled at $4.52 per pound on April 30, 2024.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $673 million in first-quarter 2024, compared with $756 million in first-quarter 2023. Lower revenues in first-quarter 2024, compared with first-quarter 2023, primarily reflect lower copper prices and sales volumes.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. Lower revenues associated with purchased copper in first-quarter 2024, compared to first-quarter 2023, primarily reflects lower volumes. The volumes of copper purchases vary depending on cathode production from our operations and totaled 42 million pounds in first-quarter 2024 and 48 million pounds in first-quarter 2023.

Treatment Charges. Revenues from our copper concentrate sales are recorded net of treatment charges (i.e., fees paid to smelters that are generally negotiated annually), which will vary with the sales volumes and the price of copper. The increase in treatment charges in first-quarter 2024, compared to first-quarter 2023, primarily reflects higher copper sales volumes.

Royalties and Export Duties. Royalties and export duties are primarily associated with PT-FI sales. Royalties will vary with the volume of metal sold and the prices of copper and gold. PT-FI is currently being assessed export duties for copper concentrates at a rate of 7.5%, compared to an export duty rate of 2.5% in first-quarter 2023. PT-FI incurred export duties totaling $156 million in first-quarter 2024 and $17 million in first-quarter 2023. Refer to Note 13 of our 2023 Form 10-K for further discussion of export duties.

Production and Delivery Costs
Consolidated production and delivery costs totaled $3.8 billion in first-quarter 2024 and $3.2 billion in first-quarter 2023. Higher costs in first-quarter 2024, compared to first-quarter 2023, primarily reflected increased operating rates, particularly at PT-FI. Additionally, first-quarter 2024 included charges totaling $109 million associated with assumed oil and gas abandonment obligations resulting from bankruptcies of other companies (refer to Note 8 for further discussion).

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and other commodity-based inputs, such as sulfuric acid, explosives, steel, reagents, liners and tires. Lower consolidated site production and delivery costs (before net noncash and other costs) for our copper mines of $2.32 per pound of copper in first-quarter 2024, compared to $2.57 per pound of copper in first-quarter 2023, primarily reflects higher metal volumes in Indonesia. Refer to “Operations – Unit Net Cash Costs” and “Operations – Unit Net Cash (Credits) Costs” for further discussion of unit net cash costs (credits) associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Increased consolidated depreciation, depletion and amortization (DD&A) of $595 million in first-quarter 2024, compared to $399 million in first-quarter 2023, primarily reflects higher sales volumes at PT-FI.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net charges for environmental obligations and shutdown costs totaled $56 million in both first-quarter 2024 and 2023. Refer to Note 8 for further discussion.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $175 million in first-quarter 2024 and $207 million in first-quarter 2023, which included $25 million associated with Cerro Verde’s contested tax rulings issued by the Peru Supreme Court in first-quarter 2023.

Capitalized interest varies with the level of qualifying assets associated with our development projects and average interest rates on our borrowings. Higher capitalized interest of $86 million in first-quarter 2024, compared to $56 million in first-quarter 2023 resulted from increased construction and development projects in process, primarily for the Indonesia smelter projects. Refer to “Capital Resources and Liquidity – Investing Activities” for discussion of capital expenditures associated with our major development projects.

Other Income, Net
Other income, net, totaled $129 million in first-quarter 2024 and $88 million in first-quarter 2023. The increase in other income, net, primarily reflects a credit of $26 million in first-quarter 2024 associated with the reduction in the accrual to indemnify PT Mineral Industri Indonesia (MIND ID) from potential losses arising from historical tax disputes (refer to Note 4 for additional discussion) and higher foreign currency exchange gains.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Three Months Ended March 31,
	2024				2023
	Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit		Income (Loss)[a]	Effective Tax Rate		Income Tax (Provision) Benefit
U.S.[b]	$(270)	—%	$(1)		$213	—%	[c]	$4
South America	267	39%	(103)		499	39%		(194)
Indonesia	1,627	36%	(591)		892	37%		(327)
PT-FI historical tax matters	16	N/A	182	[d]	(5)	N/A		(3)
Eliminations and other	34	N/A	—	[e]	(61)	N/A		22
Rate adjustment[f]	—	N/A	1		—	N/A		(1)
Consolidated FCX	$1,674	31%	$(512)		$1,538	32%		$(499)

a.Represents income (loss) before income taxes, equity in affiliated companies' net earnings, and noncontrolling interests.
b.In addition to our North America Copper Mines, which had operating income of $153 million in first-quarter 2024 and $364 million in first-quarter 2023 (refer to Note 9), the U.S. jurisdiction reflects legacy non-operating sites and corporate-level expenses, which include interest expense associated with FCX’s senior notes and general and administrative expenses. Additionally, first-quarter 2024 also included charges of $109 million associated with assumed oil and gas abandonment obligations, and both first-quarter 2024 and 2023 included charges of $56 million for revisions to environmental obligation estimates.
c.Includes a valuation allowance release on prior year unbenefited net operating losses.
d.Refer to Note 4 for further discussion.
e.Includes a tax benefit of $13 million associated with a favorable Supreme Court ruling in Spain, which reversed a 2016 tax law limiting Atlantic Copper’s use of net operating losses.

f.In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our consolidated tax rate.

Assuming achievement of current sales volume and cost estimates, and average prices of $4.25 per pound for copper, $2,300 per ounce for gold and $20.00 per pound for molybdenum for the remainder of 2024, we estimate our consolidated effective tax rate for the year 2024 would approximate 35% (which reflects an estimated effective tax rate of 37% for the remainder of 2024). Changes in projected sales volumes and average prices during 2024 would incur tax impacts at estimated effective rates of 39% for Peru, 36% for Indonesia and 0% for the U.S. Our projected estimated effective tax rate of 0% for the U.S. for the year 2024 may be adjusted as additional guidance is released by the U.S. Department of the Treasury on key provisions of the U.S. Inflation Reduction Act of 2022 (refer to Note 4 for further discussion).

Noncontrolling Interests
Net income attributable to noncontrolling interests, which is primarily associated with our noncontrolling shareholders at PT-FI, Cerro Verde and El Abra, totaled $689 million in first-quarter 2024 and $386 million in first-quarter 2023 (refer to Note 9 for net income attributable to noncontrolling interests for each of our business segments).

Beginning January 1, 2023, our economic and ownership interest in PT-FI is 48.76%, except for net income associated with the settlement of historical tax matters in first-quarter 2024 and approximately 190 thousand ounces of gold sales in first-quarter 2023, which were attributed based on the economics prior to January 1, 2023 (i.e., approximately 81% to FCX and 19% to MIND ID). Refer to Note 1 for further discussion.

Based on achievement of current sales volume and cost estimates, extension of PT-FI’s export licenses for copper concentrates and anode slimes beyond May 2024, and assuming average prices of $4.25 per pound of copper, $2,300 per ounce of gold and $20.00 per pound of molybdenum for the remainder of 2024, we estimate that net income attributable to noncontrolling interests will approximate $2.7 billion for the year 2024. The impact of price changes on net income attributable to noncontrolling interests for the year 2024 would approximate $0.2 billion for each $0.25 per pound change in the average price of copper for the remainder of 2024. The actual amount will depend on many factors, including relative performance of each business segment, commodity prices, costs and other factors.

OPERATIONS

Responsible Production
2023 Annual Report on Sustainability. In April 2024, we published our 2023 Annual Report on Sustainability marking our 23rd year of reporting on our sustainability progress. We are committed to building upon our achievements in sustainability and our position as a leading responsible copper producer.

The Copper Mark. We demonstrate our responsible production performance through the Copper Mark, a comprehensive assurance framework developed specifically for the copper industry, and recently extended to other metals including molybdenum. To achieve the Copper Mark, each site is required to complete an independent external assurance process to assess conformance with various environmental, social and governance criteria. Awarded sites must be revalidated every three years. We have achieved, and are committed to maintaining, the Copper Mark and/or Molybdenum Mark, as applicable, at all of our sites globally.

Leaching Innovation Initiatives
We are continuing to advance a series of initiatives across our North America and South America operations to incorporate new applications, technologies and data analytics to our leaching processes. In late 2023, we achieved our initial annual run rate target of approximately 200 million pounds of copper. Incremental copper production from these initiatives totaled 51 million pounds in first-quarter 2024, compared with 22 million pounds in first-quarter 2023. We are pursuing opportunities to apply recent operational enhancements on a larger scale and are testing new technology applications that we believe have the potential for significant increases in recoverable metal beyond the current run rate.

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily at our mining operations. The costs for these studies are charged to production and delivery costs as incurred and totaled

$34 million in first-quarter 2024, compared with $50 million in first-quarter 2023. We estimate the costs of these studies will approximate $200 million for the year 2024, subject to market conditions and other factors.

North America
We manage seven copper operations in North America – Morenci, Bagdad, Safford (including Lone Star), Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico. All of the North America operations are wholly owned, except for Morenci. We record our 72% undivided joint venture interest in Morenci using the proportionate consolidation method.

The North America copper operations include open-pit mining, sulfide-ore concentrating, leaching and solution extraction/electrowinning (SX/EW) facilities. A majority of the copper produced at our North America copper operations is cast into copper rod by our Rod & Refining segment. The remainder of our North America copper production is sold as copper cathode or copper concentrate, a portion of which is shipped to Atlantic Copper (our wholly owned smelter). Molybdenum concentrate, gold and silver are also produced by certain of our North America copper operations.

Development Activities. We have substantial reserves and future opportunities in the U.S., primarily associated with existing operations.

We have a potential expansion project to more than double the concentrator capacity of the Bagdad operation in northwest Arizona. Bagdad’s reserve life currently exceeds 80 years and supports an expanded operation. In late 2023, we completed technical and economic studies, which indicated the opportunity to construct new concentrating facilities to increase copper production by 200 to 250 million pounds per year, which is more than double Bagdad’s current annual production rate. Estimated incremental project capital costs approximate $3.5 billion (excluding infrastructure that would be required in the long-range plans). Expanded operations would provide improved efficiency and reduce unit net cash costs through economies of scale. Project economics indicate that the expansion would require an incentive copper price in the range of $3.50 to $4.00 per pound and would require approximately three to four years to complete. The decision to proceed and timing of the potential expansion will take into account overall copper market conditions, availability of labor and other factors, including progress on conversion of the existing haul truck fleet to autonomous and expanding housing alternatives to support long-range plans. In parallel, we are advancing activities for expanded tailings infrastructure projects required under long-range plans in order to advance the potential construction timeline.

We are completing projects at our Safford/Lone Star operation to increase volumes to achieve 300 million pounds of copper per year from oxide ores, which reflects expansion of the initial design capacity of 200 million pounds of copper per year. Additionally, positive drilling conducted in recent years indicate a large, mineralized district with opportunities to expand production significantly. We are completing metallurgical testing and mine development planning and are commencing pre-feasibility studies for a potential significant expansion. Pre-feasibility studies are expected to be completed in late 2025. The decision to proceed and timing of the potential expansion will take into account results of technical and economic studies, overall copper market conditions and other factors.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended March 31,
	2024	2023
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	314	332
Sales, excluding purchases	331	332
Average realized price per pound	$3.96	$4.16

Molybdenum (millions of recoverable pounds)
Production[a]	7	7

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	617,400	613,200
Average copper ore grade (%)	0.21	0.27
Copper production (millions of recoverable pounds)	211	234

Mill operations
Ore milled (metric tons per day)	307,600	297,500
Average ore grade (%):
Copper	0.32	0.34
Molybdenum	0.02	0.02
Copper recovery rate (%)	81.0	80.4
Copper production (millions of recoverable pounds)	153	154

a.Refer to “Consolidated Results” for our consolidated molybdenum sales, which include sales of molybdenum produced at the North America copper mines.

Our consolidated copper sales volumes from North America of 331 million pounds in first-quarter 2024 approximated first-quarter 2023 copper sales volumes of 332 million pounds reflecting lower ore grades, partly offset by improved leach recovery performance. We continue to drive initiatives to enhance productivity and improve equipment reliability to offset declines in ore grades.

North America copper sales are estimated to approximate 1.3 billion pounds for the year 2024. Refer to “Outlook” for projected molybdenum sales volumes.

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

	Three Months Ended March 31,
	2024				2023
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$3.96		$3.96	$18.49	$4.16		$4.16	$28.35

Site production and delivery, before net noncash and other costs shown below	3.23		2.92	15.89	2.91		2.54	19.85
By-product credits	(0.38)		—	—	(0.59)		—	—
Treatment charges	0.13		0.13	—	0.13		0.12	—
Unit net cash costs	2.98		3.05	15.89	2.45		2.66	19.85
DD&A	0.34		0.31	1.23	0.31		0.27	1.36
Noncash and other costs, net	0.13	[b]	0.12	0.44	0.22	[b]	0.18	1.60
Total unit costs	3.45		3.48	17.56	2.98		3.11	22.81
Revenue adjustments, primarily for pricing on prior period open sales	—		—	—	0.04		0.04	—
Gross profit per pound	$0.51		$0.48	$0.93	$1.22		$1.09	$5.54

Copper sales (millions of recoverable pounds)	333		333		335		335
Molybdenum sales (millions of recoverable pounds)[a]				7				7

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $0.05 per pound of copper in first-quarter 2024 and $0.08 per pound of copper in first-quarter 2023 for feasibility and optimization studies. First-quarter 2023 also includes charges totaling $0.05 per pound of copper related to asset impairments.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines of $2.98 per pound of copper in first-quarter 2024 were higher than first-quarter 2023 unit net cash costs of $2.45 per pound, primarily reflecting higher mining costs and lower molybdenum by-product credits.

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

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $3.00 per pound of copper for the year 2024, based on achievement of current sales volume and cost estimates, and assuming an average price of $20.00 per pound of molybdenum for the remainder of 2024. North America’s average unit net cash costs for the year 2024 would change by approximately $0.03 per pound for each $2 per pound change in the average price of molybdenum for the remainder of 2024.

South America
We manage two copper operations in South America – Cerro Verde in Peru (in which we own a 53.56% interest) and El Abra in Chile (in which we own a 51% interest), which are consolidated in our financial statements.

South America operations includes open-pit mining, sulfide-ore concentrating, leaching and SX/EW facilities. Production from our South America operations is sold as copper concentrate or cathode under long-term contracts. Our South America operations also sell a portion of their copper concentrate production to Atlantic Copper. In addition to copper, Cerro Verde produces molybdenum concentrate and silver.

Labor Matters. In April 2024, Cerro Verde reached a new four-year collective labor agreement (CLA) with one of its two unions and expects to begin negotiations in the near term with its other union. Cerro Verde expects to incur nonrecurring charges of approximately $80 million associated with the new CLA, and may incur additional nonrecurring charges in connection with negotiations with its other union.

Development Activities. At the El Abra operations in Chile, we have drilled out and modeled a large sulfide resource that would support a potential major mill project similar to the large-scale concentrator at Cerro Verde. We are engaged in planning for a potential submission of an environmental impact statement by year-end 2025, subject to ongoing stakeholder engagement and economic evaluations. In parallel, we are updating our technical studies and economic models to incorporate recent capital cost trends.

Operating Data. Following is summary consolidated operating data for South America operations:

	Three Months Ended March 31,
	2024	2023
Copper (millions of recoverable pounds)
Production	280	304
Sales	284	302
Average realized price per pound	$3.94	$4.08

Molybdenum (millions of recoverable pounds)
Production[a]	3	6

Leach operations
Leach ore placed in stockpiles (metric tons per day)	170,400	203,900
Average copper ore grade (%)	0.41	0.33
Copper production (millions of recoverable pounds)	71	86

Mill operations
Ore milled (metric tons per day)	397,200	405,100
Average ore grade (%):
Copper	0.33	0.34
Molybdenum	0.01	0.01
Copper recovery rate (%)	83.3	83.9
Copper production (millions of recoverable pounds)	209	218
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Our consolidated copper sales from South America operations of 284 million pounds in first-quarter 2024 were lower than 302 million pounds in first-quarter 2023, primarily reflecting lower volumes of leach ore placed in stockpiles and lower milling rates associated with mill maintenance. Molybdenum production in first-quarter 2024 was significantly lower than first-quarter 2023 as a result of mill maintenance and the impact of certain ore types on recoveries. Copper sales from South America operations are expected to approximate 1.1 billion for the year 2024, which assume no significant impacts to water availability, which is being monitored closely in light of ongoing El Niño weather patterns. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper
The following table summarizes unit net cash costs and gross profit per pound of copper at our South America operations. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2024			2023
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$3.94		$3.94	$4.08		$4.08

Site production and delivery, before net noncash and other costs shown below	2.61		2.47	2.54		2.27
By-product credits	(0.20)		—	(0.53)		—
Treatment charges	0.18		0.18	0.18		0.18
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.60		2.66	2.20		2.46
DD&A	0.39		0.36	0.35		0.31
Noncash and other costs, net	0.06	[a]	0.06	0.09	[a]	0.08
Total unit costs	3.05		3.08	2.64		2.85
Revenue adjustments, primarily for pricing on prior period open sales	—		—	0.29		0.29
Gross profit per pound	$0.89		$0.86	$1.73		$1.52

Copper sales (millions of recoverable pounds)	284		284	302		302
a.Includes charges totaling $0.04 per pound of copper in first-quarter 2024 and $0.03 per pound of copper in first-quarter 2023 for feasibility and optimization studies.

Our South America operations have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for South America operations of $2.60 per pound of copper in first-quarter 2024 were higher than first-quarter 2023 unit net cash costs of $2.20 per pound, primarily reflecting lower molybdenum by-product credits and lower copper volumes.

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

Average unit net cash costs (net of by-product credits) for South America operations are expected to approximate $2.51 per pound of copper for the year 2024, based on achievement of current sales volume and cost estimates, and assuming an average price of $20.00 per pound of molybdenum for the remainder of 2024.

Indonesia
PT-FI operates one of the world’s largest copper and gold mines at the Grasberg minerals district in Central Papua, Indonesia. PT-FI produces copper concentrate that contains significant quantities of gold and silver. We have a 48.76% ownership interest in PT-FI and manage its operations. PT-FI's results are consolidated in our financial statements. Upon completion and full ramp-up of the Indonesia smelter projects, PT-FI will be a fully integrated producer of refined copper and gold. Other than copper concentrate delivered to PT Smelting for further processing into refined products, most of PT-FI’s copper concentrate is sold under long-term contracts.

Labor Matters. In April 2024, PT-FI reached a new two-year CLA with its three employee unions at its Grasberg minerals district operations. PT-FI did not recognize any significant nonrecurring costs associated with the new CLA.

Regulatory Matters. Over the past several years, the Indonesia government has enacted various laws and regulations related to downstream processing of various products, including copper concentrates. In 2018, PT-FI agreed to expand its domestic smelting and refining capacity and has made substantial progress towards completion (refer to “Indonesia Smelting and Refining” below).

PT-FI’s current export licenses for copper concentrate and anode slimes extend through May 2024. PT-FI is working with the Indonesia government to obtain approvals to continue exports of copper concentrates and anode slimes until the Indonesia smelter projects are fully commissioned and reach designed operating conditions, which is currently expected by year-end 2024.

PT-FI also continues to discuss the applicability of the Indonesia government’s revised regulation on duties for various exported products, including copper concentrates, because of inconsistencies with its special mining license (IUPK). PT-FI is currently being assessed export duties on copper concentrates at a rate of 7.5% and incurred export duties totaling $156 million in first-quarter 2024.

Refer to Notes 12, 13 and 14 of our 2023 Form 10-K for further discussion of Indonesia regulatory matters.

Mining Rights. The Indonesia government is updating regulations that would enable PT-FI to apply for an extension of its IUPK beyond 2041. An extension would enable continuity of large-scale operations for the benefit of all stakeholders and provide growth options through additional resource development opportunities in the highly attractive Grasberg minerals district.

Operating and Development Activities. Over a multi-year investment period, PT-FI has successfully commissioned three large-scale underground mines in the Grasberg minerals district (Grasberg Block Cave, Deep Mill Level Zone and Big Gossan), which provided production volumes of 0.5 billion pounds of copper and 0.5 million ounces of gold in first-quarter 2024. Milling rates for ore from these underground mines averaged 219,500 metric tons of ore per day in first-quarter 2024, a 33% increase from 164,800 metric tons of ore per day in first-quarter 2023.

In December 2023, PT-FI completed the installation of new milling facilities allowing it to further leverage the success of the underground mines and provide sustained large-scale production volumes. PT-FI is completing a mill recovery project with the installation of a new copper cleaner circuit in the second half of 2024.

PT-FI plans to transition its existing energy source from coal to liquefied natural gas, which would meaningfully reduce PT-FI’s Scope 1 greenhouse gas emissions at the Grasberg minerals district. PT-FI is planning investments in a new gas-fired combined cycle facility. Capital expenditures for the new facilities, to be incurred over the next four years, approximate $1 billion representing an incremental cost of $0.4 billion compared to previously planned investments to refurbish the existing coal units.

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

Construction progress of the Manyar smelter in Gresik, Indonesia (with a capacity to process approximately 1.7 million metric tons of copper concentrate per year) is advancing on schedule with a target of May 2024 for substantial construction completion, which will be followed by a ramp-up period through December 2024.

Construction of the smelter has an estimated cost of $3.0 billion, including $2.8 billion for a construction contract (excluding capitalized interest and $0.3 billion of estimated commissioning and owner’s costs) and $0.2 billion for investment in a desalination plant.

The PMR is being constructed to process gold and silver from the Manyar smelter and PT Smelting. Construction is in progress with commissioning expected during the second half of 2024. Current cost estimates total $665 million.

During first-quarter 2024, capital expenditures for the Indonesia smelter projects totaled $0.5 billion and are expected to approximate $1.0 billion for the year 2024. Projected capital expenditures for the Indonesia smelter projects in 2024 exclude capitalized interest and $0.3 billion of estimated commissioning and owner’s costs. Capital expenditures for the Indonesia smelter projects for the remainder of 2024 are expected to be funded with availability under PT-FI’s revolving credit facility.

In December 2023, PT Smelting completed an expansion of its capacity by 30% to 1.3 million metric tons of copper concentrate per year. The project was funded by PT-FI with borrowings totaling approximately $250 million that are expected to convert to equity in late second-quarter 2024, increasing PT-FI’s ownership in PT Smelting to approximately 65% from 39.5%.

Operating Data. Following is summary consolidated operating data for Indonesia operations:

	Three Months Ended March 31,
	2024	2023
Copper (millions of recoverable pounds)
Production	491	329
Sales	493	198
Average realized price per pound	$3.92	$4.07

Gold (thousands of recoverable ounces)
Production	545	402
Sales	564	266
Average realized price per ounce	$2,145	$1,949

Ore extracted and milled (metric tons per day):
Grasberg Block Cave underground mine	139,300	89,700
Deep Mill Level Zone underground mine	67,300	70,000
Big Gossan underground mine	9,000	7,000
Other adjustments	3,900	(1,900)
Total	219,500	164,800
Average ore grades:
Copper (%)	1.31	1.17
Gold (grams per metric ton)	1.13	1.07
Recovery rates (%):
Copper	89.4	90.3
Gold	77.5	78.2

PT-FI’s consolidated sales of 493 million pounds of copper and 564 thousand ounces of gold in first-quarter 2024 were more than double first-quarter 2023 sales of 198 million pounds of copper and 266 thousand ounces of gold, primarily reflecting higher mining and milling rates and ore grades. First-quarter 2023 sales were also impacted by weather-related disruptions and the initial deferral of sales recognition related to the PT Smelting tolling arrangement.

Consolidated sales volumes from PT-FI are expected to approximate 1.7 billion pounds of copper and 2.0 million ounces of gold for the year 2024, which includes exports of copper concentrates and anode slimes from June 2024 through December 2024 totaling 0.4 billion pounds of copper and 0.9 million ounces of gold. Additionally, PT-FI’s consolidated copper and gold production volumes for the year 2024 are expected to exceed 2024 sales volumes, reflecting the deferral of approximately 90 million pounds of copper and 120 thousand ounces of gold that will be processed by the Indonesia smelter projects and sold as refined metal in future periods. Projected sales volumes are dependent on operational performance; extension of PT-FI’s export licenses for copper concentrates and anode slimes beyond May 2024; weather-related conditions; and other factors detailed in the “Cautionary Statement” below.

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

Gross Profit per Pound of Copper and per Ounce of Gold
The following table summarizes the unit net cash (credits) costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash credits per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2024				2023
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$3.92		$3.92	$2,145	$4.07		$4.07	$1,949

Site production and delivery, before net noncash and other costs shown below	1.53		0.92	504	2.01		1.20	574
Gold, silver and other by-product credits	(2.55)		—	—	(2.84)		—	—
Treatment charges	0.35		0.21	116	0.37		0.22	106
Export duties	0.32		0.19	104	0.09		0.05	25
Royalty on metals	0.23		0.15	81	0.29		0.19	76
Unit net cash (credits) costs	(0.12)		1.47	805	(0.08)		1.66	781
DD&A	0.68		0.41	224	0.75		0.45	214
Noncash and other costs, net	0.05	[a]	0.03	16	0.16	[a]	0.09	43
Total unit costs	0.61		1.91	1,045	0.83		2.20	1,038
Revenue adjustments, primarily for pricing on prior period open sales	(0.01)		(0.01)	(14)	0.64		0.64	65
PT Smelting intercompany profit	—		—	—	0.56		0.34	162
Gross profit per pound/ounce	$3.30		$2.00	$1,086	$4.44		$2.85	$1,138

Copper sales (millions of recoverable pounds)	493		493		198		198
Gold sales (thousands of recoverable ounces)				564				266

a.Includes charges totaling $0.03 per pound of copper in first-quarter 2024 for the Indonesia smelter projects’ operational readiness and startup costs and $0.07 per pound of copper in first-quarter 2023 for feasibility and optimization studies.

PT-FI’s unit net cash credits (including gold, silver and other by-product credits) were $0.12 per pound of copper in first-quarter 2024 and $0.08 per pound of copper in first-quarter 2023. The favorable unit net cash credits in first-quarter 2024, compared to first-quarter 2023, primarily reflect higher sales volumes, partially offset by lower by-product credits and higher export duties.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. PT-FI’s royalties totaled $118 million in first-quarter 2024 and $58 million in first-quarter 2023.

PT-FI is currently being assessed export duties for copper concentrates at a rate of 7.5%, compared to an export duty rate of 2.5% in first-quarter 2023. Export duties totaled $156 million in first-quarter 2024 and $17 million in first-quarter 2023. Refer to Note 13 of our 2023 Form 10-K for further discussion of PT-FI’s export duties.

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

PT Smelting’s intercompany profit in first-quarter 2023 represents the change in the deferral of 39.5% of PT-FI’s profit on sales to PT Smelting. Beginning in 2023, PT-FI’s commercial arrangement with PT Smelting changed to a tolling arrangement and there are no further sales from PT-FI to PT Smelting.

Average unit net cash credits (including gold, silver and other by-product credits) for PT-FI are expected to approximate $0.12 per pound of copper for the year 2024, based on achievement of current sales volumes and cost estimates, and assuming an average price of $2,300 per ounce of gold for the remainder of 2024. PT-FI’s average unit net cash credits for the year 2024 would change by approximately $0.09 per pound of copper for each $100 per ounce change in the average price of gold for the remainder of 2024.

PT-FI’s projected sales volumes and unit net cash credits for the year 2024 are dependent on operational performance; extension of PT-FI’s export licenses for copper concentrates and anode slimes beyond May 2024; weather-related conditions; and other factors. Refer to “Cautionary Statement” below, and Item 1A. “Risk Factors” contained in Part I of our 2023 Form 10-K for further discussion of factors that could cause results to differ materially from projections.

Molybdenum
We operate two wholly owned primary molybdenum operations in Colorado – the Climax open-pit mine and the Henderson underground mine. The Climax and Henderson mines produce high-purity, chemical-grade molybdenum concentrate, which is typically further processed into value-added molybdenum chemical products. The majority of the molybdenum concentrate produced at the Climax and Henderson mines, as well as from our North America copper mines and South America operations, is processed at our conversion facilities.

Operating Activities. Production from the primary molybdenum operations totaled 8 million pounds of molybdenum in each of first-quarter 2024 and 2023. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our primary molybdenum operations and from our North America copper mines and South America operations. Refer to “Outlook” for projected consolidated molybdenum sales volumes and to “Markets” for a discussion of molybdenum prices.

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

Average unit net cash costs for the primary molybdenum operations of $15.80 per pound of molybdenum in first-quarter 2024 were higher than average unit net cash costs of $12.24 per pound in first-quarter 2023, primarily reflecting higher costs for contract labor and maintenance supplies. Average unit net cash costs for the primary molybdenum operations are expected to approximate $15.47 per pound of molybdenum for the year 2024, based on achievement of current sales volumes and cost estimates. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Smelting and Refining
Through our downstream integration, we are able to assure placement of a significant portion of our copper concentrate production. We wholly own and operate the Miami smelter in Arizona, Atlantic Copper (a smelter and refinery in Spain), and the El Paso refinery in Texas.

PT-FI also has a 39.5% ownership interest in PT Smelting, a copper smelter and refinery in Gresik, Indonesia (refer to Note 3 of our 2023 Form 10-K) and expects to complete the Indonesia smelter projects in 2024, which will smelt and refine copper concentrate from PT-FI as well as process anode slimes. As a result, PT-FI’s operations will be fully integrated, and treatment charges reflecting the cost of smelting and refining operations will be recorded in production and delivery costs (refer to “Indonesia Mining – Indonesia Smelting and Refining” above).

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. In first-quarter 2024, Atlantic Copper’s copper concentrate purchases included 42% from our copper mining operations and 58% from third parties. Atlantic Copper’s treatment charges, which consist of a base rate per pound of copper and per ounce of gold, are generally fixed and represent a cost to our mining operations and income to Atlantic Copper (i.e., higher treatment charges benefit our Atlantic Copper operations). Our North America copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our Miami smelter and El Paso refinery.

We defer recognizing profits on sales from our mining operations to Atlantic Copper until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net (reductions) additions to operating income totaling $(17) million ($(5) million to net income attributable to common stock) in first-quarter 2024 and $111 million ($48 million to net income attributable to common stock) in first-quarter 2023. First-quarter 2023 benefited from the recognition of previously deferred profits on PT-FI sales to PT Smelting following the change in the commercial arrangements from a concentrate sales agreement to a tolling agreement (refer to Note 3 of our 2023 Form 10-K for further discussion). Our net deferred profits on our inventories at Atlantic Copper to be recognized in future periods’ net income attributable to common stock totaled $63 million at March 31, 2024. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

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

Based on current sales volume, cost and metal price estimates discussed in “Outlook,” our available cash and cash equivalents plus our projected consolidated operating cash flows of $7.4 billion for the year 2024 exceed our expected consolidated capital expenditures of $4.6 billion (which includes $1.0 billion for the Indonesia smelter projects that are expected to be funded with availability under PT-FI’s revolving credit facility).

We have cash on hand and the financial flexibility to fund capital expenditures and our other cash requirements for the next twelve months, including noncontrolling interest distributions, income tax payments, current common stock dividends (base and variable) and any share or debt repurchases. At March 31, 2024, we had $5.2 billion in consolidated cash and cash equivalents and FCX, PT-FI and Cerro Verde have $3.0 billion, $1.75 billion and $350 million, respectively, of availability under their revolving credit facilities.

At March 31, 2024, we had $1.0 billion in current restricted cash and cash equivalents, including $0.9 billion associated with PT-FI's export proceeds temporarily deposited in Indonesia banks for 90 days in accordance with a regulation issued by the Indonesia government.

Financial Policy. Our financial policy is aligned with our strategic objectives of maintaining a solid balance sheet, providing cash returns to shareholders and advancing opportunities for future growth. The policy includes a base dividend and a performance-based payout framework, whereby up to 50% of available cash flows generated after planned capital spending and distributions to noncontrolling interests would be allocated to shareholder returns and the balance to debt reduction and investments in value enhancing growth projects, subject to us maintaining our net debt at a level not to exceed the net debt target of $3.0 billion to $4.0 billion (excluding debt for the Indonesia smelter projects). Our Board of Directors (Board) reviews the structure of the performance-based payout framework at least annually.

At March 31, 2024, net debt totaled $0.3 billion (which was net of $0.9 billion of current restricted cash associated with PT-FI’s export proceeds), excluding $3.0 billion of debt for the Indonesia smelter projects. Refer to "Net Debt" for further discussion.

On March 27, 2024, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on May 1, 2024, to common stockholders of record as of April 15, 2024. Based on current market conditions, the base and variable dividends on our common stock are anticipated to total $0.60 per share for 2024 (including the dividends paid on February 1, 2024, and May 1, 2024), comprised of a $0.30 per share base dividend and $0.30 per share variable dividend. The declaration and payment of dividends (base or variable) is at the discretion of our Board and will depend on our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at March 31, 2024 (in billions):

Cash at domestic companies	$2.3
Cash at international operations	2.9	[a]
Total consolidated cash and cash equivalents	5.2
Noncontrolling interests’ share	(1.4)
Cash, net of noncontrolling interests’ share	3.8
Withholding taxes	(0.1)
Net cash available	$3.7
a.Excludes $0.9 billion of current restricted cash associated with a portion of PT-FI's export proceeds required to be temporarily deposited in Indonesia banks for 90 days in accordance with a regulation issued by the Indonesia government.

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

Debt
At March 31, 2024, consolidated debt totaled $9.4 billion, with a weighted-average interest rate of 5.2%. Substantially all of our outstanding debt is fixed rate.

We have $0.7 billion in scheduled senior note maturities in November 2024 with no further senior note maturities until 2027. Our total debt has an average remaining duration of approximately 10 years.

At March 31, 2024, we had no borrowings and $7 million in letters of credit issued under our $3.0 billion revolving credit facility, and there were no borrowings under PT-FI’s $1.75 billion revolving credit facility or Cerro Verde’s $350 million revolving credit facility.

Refer to Note 5 for further discussion.

Operating Activities
We generated operating cash flows of $1.9 billion (net of $0.1 billion of working capital and other uses) in first-quarter 2024 and $1.1 billion (net of $0.5 billion of working capital and other uses) in first-quarter 2023. Higher operating cash flows in first-quarter 2024, compared with first-quarter 2023, primarily reflects higher copper and gold sales volumes and higher gold prices.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $1.3 billion in first-quarter 2024, including $0.4 billion for major mining projects, primarily associated with underground development activities in the Grasberg minerals district, and $0.5 billion for the Indonesia smelter projects.

Capital expenditures, including capitalized interest, totaled $1.1 billion in first-quarter 2023, including $0.4 billion for major mining projects, primarily associated with underground development activities in the Grasberg minerals district, and $0.3 billion for the Indonesia smelter projects.

Financing Activities
Debt Transactions. Net repayments of debt totaled $1.0 billion in first-quarter 2023 reflecting the repayment of our 3.875% Senior Notes that matured in March 2023.

Cash Dividends on Common Stock. We paid cash dividends on our common stock totaling $0.2 billion in each of first-quarter 2024 and 2023. The declaration and payment of dividends (base or variable) is at the discretion of our Board and will depend on our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board. Refer to Note 5, Item 1A. “Risk Factors” contained in Part I of our 2023 Form 10-K, “Cautionary Statement” below and the discussion of our financial policy above.

Cash Dividends and Distributions Paid to Noncontrolling Interests. Cash dividends and distributions paid to noncontrolling interests at our international operations totaled $102 million in first-quarter 2024 (none in first-quarter 2023). Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Contributions from Noncontrolling Interests. We received equity contributions totaling $50 million in first-quarter 2023 from MIND ID, primarily associated with receipt of the final capital contribution in accordance with the PT-FI shareholders agreement.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since December 31, 2023. Refer to Note 13 and Part II, Items 7. and 7A. in our 2023 Form 10-K for information regarding our contractual obligations.

CONTINGENCIES

Environmental Obligations and AROs
Our current and historical operating activities are subject to various environmental laws and regulations. We perform a comprehensive annual review of our environmental obligations and AROs and also review changes in facts and circumstances associated with these obligations at least quarterly.

As discussed in Note 8, we recorded charges totaling $56 million for revisions to our environmental obligations in first-quarter 2024, primarily for preliminary adjustments associated with an interim action workplan for a former processing facility in Steubenville, Ohio, and for groundwater remediation in Blackwell, Oklahoma associated with a historical smelter site. In addition, we recorded ARO additions totaling $365 million in first-quarter 2024, including $256 million at our mining operations primarily associated with revised closure plans and cost estimates to reflect our commitment to the Global Industry Standard on Tailings Management, and $109 million associated with assumed oil and gas abandonment obligations resulting from bankruptcies of other companies.

Refer to Note 12 “Environmental” and “AROs” of our 2023 Form 10-K for further information about contingencies associated with environmental matters and AROs.

Litigation and Other Contingencies
There have been no significant updates to our contingencies associated with legal proceedings, environmental and other matters since December 31, 2023, other than as disclosed in Note 8. Refer to Note 12 and “Legal Proceedings” contained in Part I, Item 3. of our 2023 Form 10-K, as updated by Note 8, for further information regarding litigation and other contingencies.

NEW ACCOUNTING STANDARDS

There were no significant updates to previously reported accounting standards included in Note 1 of our 2023 Form 10-K.

NET DEBT

We believe that net debt provides investors with information related to the performance-based payout framework in our financial policy, which requires us to maintain our net debt at a level not to exceed the net debt target of $3 billion to $4 billion (excluding debt for the Indonesia smelter projects). We define net debt as consolidated debt less (i) consolidated cash and cash equivalents and (ii) current restricted cash associated with PT-FI's export proceeds. This information differs from consolidated debt determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for consolidated debt determined in accordance with U.S. GAAP. Our net debt, which may not be comparable to similarly titled measures reported by other companies, follows (in billions):

	As of March 31, 2024
Current portion of debt	$0.8
Long-term debt, less current portion	8.7
Consolidated debt	9.4	[a]
Less: consolidated cash and cash equivalents	5.2
Less: current restricted cash associated with PT-FI’s export proceeds[b]	0.9
FCX net debt	3.3
Less: debt for Indonesia smelter projects[c]	3.0
FCX net debt, excluding debt for the Indonesia smelter projects	$0.3
a.Does not foot because of rounding.
b.In accordance with a regulation issued by the Indonesia government, 30% of PT-FI’s export proceeds are being temporarily deposited into Indonesia banks for a period of 90 days before withdrawal and are presented as current restricted cash and cash equivalents in our consolidated balance sheet. As the 90-day holding period is the only restriction on the cash, we have included such amount in the calculation of net debt.
c.Represents senior notes issued by PT-FI.

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

We show revenue adjustments for prior period open sales as a separate line item. Because these adjustments do not result from current period sales, these amounts have been reflected separately from revenues on current period sales. Noncash and other costs, net which are removed from site production and delivery costs in the calculation of unit net cash costs, consist of items such as accretion of AROs, inventory write-offs and adjustments, stock-based compensation costs, long-lived asset impairments, idle facility costs, feasibility and optimization study costs, restructuring and/or unusual charges. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. The following schedules are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,316		$1,316	$136	$39	$1,491
Site production and delivery, before net noncash and other costs shown below	1,074		973	116	32	1,121
By-product credits	(128)		—	—	—	—
Treatment charges	44		42	—	2	44
Net cash costs	990		1,015	116	34	1,165
DD&A	111		101	9	1	111
Noncash and other costs, net	45	[c]	41	4	—	45
Total costs	1,146		1,157	129	35	1,321
Gross profit	$170		$159	$7	$4	$170

Copper sales (millions of recoverable pounds)	333		333
Molybdenum sales (millions of recoverable pounds)[a]				7

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.96		$3.96	$18.49
Site production and delivery, before net noncash and other costs shown below	3.23		2.92	15.89
By-product credits	(0.38)		—	—
Treatment charges	0.13		0.13	—
Unit net cash costs	2.98		3.05	15.89
DD&A	0.34		0.31	1.23
Noncash and other costs, net	0.13	[c]	0.12	0.44
Total unit costs	3.45		3.48	17.56
Gross profit per pound	$0.51		$0.48	$0.93

Reconciliation to Amounts Reported

	Revenues		Production and Delivery	DD&A
Totals presented above	$1,491		$1,121	$111
Treatment charges	(3)		41	—
Noncash and other costs, net	—		45	—
Eliminations and other	14		17	1
North America copper mines	1,502		1,224	112
Other mining[d]	6,278		3,890	467
Corporate, other & eliminations	(1,459)		(1,270)	16
As reported in our consolidated financial statements	$6,321		$3,844	$595

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $15 million ($0.05 per pound of copper) for feasibility studies.
d.Represents the combined total for our other segments as presented in Note 9.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2023
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,394		$1,394	$212	$36	$1,642
Site production and delivery, before net noncash and other costs shown below	976		850	149	27	1,026
By-product credits	(198)		—	—	—	—
Treatment charges	42		40	—	2	42
Net cash costs	820		890	149	29	1,068
DD&A	102		90	10	2	102
Noncash and other costs, net	76	[c]	63	12	1	76
Total costs	998		1,043	171	32	1,246
Other revenue adjustments, primarily for pricing on prior period open sales	15		15	—	—	15
Gross profit	$411		$366	$41	$4	$411

Copper sales (millions of recoverable pounds)	335		335
Molybdenum sales (millions of recoverable pounds)[a]				7

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.16		$4.16	$28.35
Site production and delivery, before net noncash and other costs shown below	2.91		2.54	19.85
By-product credits	(0.59)		—	—
Treatment charges	0.13		0.12	—
Unit net cash costs	2.45		2.66	19.85
DD&A	0.31		0.27	1.36
Noncash and other costs, net	0.22	[c]	0.18	1.60
Total unit costs	2.98		3.11	22.81
Other revenue adjustments, primarily for pricing on prior period open sales	0.04		0.04	—
Gross profit per pound	$1.22		$1.09	$5.54

Reconciliation to Amounts Reported
	Revenues		Production and Delivery	DD&A
Totals presented above	$1,642		$1,026	$102
Treatment charges	(6)		36	—
Noncash and other costs, net	—		76	—
Other revenue adjustments, primarily for pricing on prior period open sales	15		—	—
Eliminations and other	19		24	1
North America copper mines	1,670		1,162	103
Other mining[d]	5,312		3,502	283
Corporate, other & eliminations	(1,593)		(1,499)	13
As reported in our consolidated financial statements	$5,389		$3,165	$399

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $27 million ($0.08 per pound of copper) for feasibility and optimization studies and $16 million ($0.05 per pound of copper) related to asset impairments.
d.Represents the combined total for our other segments as presented in Note 9.

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,119		$1,119	$70	$1,189
Site production and delivery, before net noncash and other costs shown below	743		703	53	756
By-product credits	(57)		—	—	—
Treatment charges	50		50	—	50
Royalty on metals	2		2	—	2
Net cash costs	738		755	53	808
DD&A	108		101	7	108
Noncash and other costs, net	18	[b]	18	—	18
Total costs	864		874	60	934
Other revenue adjustments, primarily for pricing on prior period open sales	(1)		—	(1)	(1)
Gross profit	$254		$245	$9	$254

Copper sales (millions of recoverable pounds)	284		284

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.94		$3.94
Site production and delivery, before net noncash and other costs shown below	2.61		2.47
By-product credits	(0.20)		—
Treatment charges	0.18		0.18
Royalty on metals	0.01		0.01
Unit net cash costs	2.60		2.66
DD&A	0.39		0.36
Noncash and other costs, net	0.06	[b]	0.06
Total unit costs	3.05		3.08
Other revenue adjustments, primarily for pricing on prior period open sales	—		—
Gross profit per pound	$0.89		$0.86

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,189		$756	$108
Treatment charges	(50)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		18	—
Other revenue adjustments, primarily for pricing on prior period open sales	(1)		—	—
Eliminations and other	—		(1)	—
South America operations	1,136		773	108
Other mining[c]	6,644		4,341	471
Corporate, other & eliminations	(1,459)		(1,270)	16
As reported in our consolidated financial statements	$6,321		$3,844	$595

a.Includes silver sales of 0.8 million ounces ($24.45 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $11 million ($0.04 per pound of copper) for feasibility studies.
c.Represents the combined total for our other segments as presented in Note 9.

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2023
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,229		$1,229	$173	$1,402
Site production and delivery, before net noncash and other costs shown below	767		685	98	783
By-product credits	(160)		—	—	—
Treatment charges	55		55	—	55
Royalty on metals	2		2	—	2
Net cash costs	664		742	98	840
DD&A	107		94	13	107
Noncash and other costs, net	26	[b]	23	3	26
Total costs	797		859	114	973
Other revenue adjustments, primarily for pricing on prior period open sales	89		89	3	92
Gross profit	$521		$459	$62	$521

Copper sales (millions of recoverable pounds)	302		302

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.08		$4.08
Site production and delivery, before net noncash and other costs shown below	2.54		2.27
By-product credits	(0.53)		—
Treatment charges	0.18		0.18
Royalty on metals	0.01		0.01
Unit net cash costs	2.20		2.46
DD&A	0.35		0.31
Noncash and other costs, net	0.09	[b]	0.08
Total unit costs	2.64		2.85
Other revenue adjustments, primarily for pricing on prior period open sales	0.29		0.29
Gross profit per pound	$1.73		$1.52

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,402		$783	$107
Treatment charges	(55)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		26	—
Other revenue adjustments, primarily for pricing on prior period open sales	92		—	—
Eliminations and other	(1)		(2)	—
South America operations	1,436		807	107
Other mining[c]	5,546		3,857	279
Corporate, other & eliminations	(1,593)		(1,499)	13
As reported in our consolidated financial statements	$5,389		$3,165	$399

a.Includes silver sales of 1.0 million ounces ($23.41 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $9 million ($0.03 per pound of copper) for feasibility studies.
c.Represents the combined total for our other segments as presented in Note 9.

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended March 31, 2024
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$1,938		$1,938		$1,209	$56	$3,203
Site production and delivery, before net noncash and other costs shown below	753		456		284	13	753
Gold, silver and other by-product credits	(1,257)		—		—	—	—
Treatment charges	173		105		65	3	173
Export duties	156		94		59	3	156
Royalty on metals	118		70		46	2	118
Net cash (credits) costs	(57)		725		454	21	1,200
DD&A	335		203		126	6	335
Noncash and other costs, net	23	[b]	14		9	—	23
Total costs	301		942		589	27	1,558
Other revenue adjustments, primarily for pricing on prior period open sales	(7)		(7)		(7)	(1)	(15)
Gross profit	$1,630		$989		$613	$28	$1,630

Copper sales (millions of recoverable pounds)	493		493
Gold sales (thousands of recoverable ounces)					564

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.92		$3.92		$2,145
Site production and delivery, before net noncash and other costs shown below	1.53		0.92		504
Gold, silver and other by-product credits	(2.55)		—		—
Treatment charges	0.35		0.21		116
Export duties	0.32		0.19		104
Royalty on metals	0.23		0.15		81
Unit net cash (credits) costs	(0.12)		1.47		805
DD&A	0.68		0.41		224
Noncash and other costs, net	0.05	[b]	0.03		16
Total unit costs	0.61		1.91		1,045
Other revenue adjustments, primarily for pricing on prior period open sales	(0.01)		(0.01)		(14)
Gross profit per pound/ounce	$3.30		$2.00		$1,086

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$3,203		$753		$335
Treatment charges	(89)		84	[c]	—
Export duties	(156)		—		—
Royalty on metals	(118)		—		—
Noncash and other costs, net	—		23		—
Other revenue adjustments, primarily for pricing on prior period open sales	(15)		—		—
Eliminations and other	—		1		—
Indonesia operations	2,825		861		335
Other mining[d]	4,955		4,253		244
Corporate, other & eliminations	(1,459)		(1,270)		16
As reported in our consolidated financial statements	$6,321		$3,844		$595

a.Includes silver sales of 2.1 million ounces ($23.90 per ounce average realized price).
b.Includes charges totaling $15 million ($0.03 per pound of copper) for the Indonesia smelter projects’ operational readiness and startup costs.
c.Represents tolling costs paid to PT Smelting.
d.Represents the combined total for our other segments as presented in Note 9.

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended March 31, 2023
(In millions)			Co-Product Method
	By-Product Method		Copper	Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$806		$806	$518	$28	$1,352
Site production and delivery, before net noncash and other costs shown below	399		238	153	8	399
Gold, silver and other by-product credits	(563)		—	—	—	—
Treatment charges	74		44	28	2	74
Export duties	17		10	7	—	17
Royalty on metals	58		37	20	1	58
Net cash (credits) costs	(15)		329	208	11	548
DD&A	148		88	57	3	148
Noncash and other costs, net	30	[b]	18	11	1	30
Total costs	163		435	276	15	726
Other revenue adjustments, primarily for pricing on prior period open sales	126		126	17	—	143
PT Smelting intercompany profit	112		67	43	2	112
Gross profit	$881		$564	$302	$15	$881

Copper sales (millions of recoverable pounds)	198		198
Gold sales (thousands of recoverable ounces)				266

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.07		$4.07	$1,949
Site production and delivery, before net noncash and other costs shown below	2.01		1.20	574
Gold, silver and other by-product credits	(2.84)		—	—
Treatment charges	0.37		0.22	106
Export duties	0.09		0.05	25
Royalty on metals	0.29		0.19	76
Unit net cash (credits) costs	(0.08)		1.66	781
DD&A	0.75		0.45	214
Noncash and other costs, net	0.16	[b]	0.09	43
Total unit costs	0.83		2.20	1,038
Other revenue adjustments, primarily for pricing on prior period open sales	0.64		0.64	65
PT Smelting intercompany profit	0.56		0.34	162
Gross profit per pound/ounce	$4.44		$2.85	$1,138

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,352		$399	$148
Treatment charges	(52)		22	—
Export duties	(17)		—	—
Royalty on metals	(58)		—	—
Noncash and other costs, net	—		30	—
Other revenue adjustments, primarily for pricing on prior period open sales	143		—	—
PT Smelting intercompany profit	—		(112)	—
Eliminations and other	—		(1)	—
Indonesia operations	1,368		338	148
Other mining[c]	5,614		4,326	238
Corporate, other & eliminations	(1,593)		(1,499)	13
As reported in our consolidated financial statements	$5,389		$3,165	$399

a.Includes silver sales of 0.9 million ounces ($23.29 per ounce average realized price).
b.Includes net charges totaling $13 million ($0.07 per pound of copper) for feasibility and optimization studies.
c.Represents the combined total for our other segments as presented in Note 9.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended March 31,
(In millions)	2024	2023

Revenues, excluding adjustments[a]	$152	$230
Site production and delivery, before net noncash and other costs shown below	116	91
Treatment charges and other	7	7
Net cash costs	123	98
DD&A	16	20
Noncash and other costs, net	3	5
Total costs	142	123
Gross profit	$10	$107

Molybdenum sales (millions of recoverable pounds)[a]	8	8

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$19.47	$28.96
Site production and delivery, before net noncash and other costs shown below	14.94	11.39
Treatment charges and other	0.86	0.85
Unit net cash costs	15.80	12.24
DD&A	2.08	2.57
Noncash and other costs, net	0.33	0.68
Total unit costs	18.21	15.49
Gross profit per pound	$1.26	$13.47

Reconciliation to Amounts Reported
		Production
Three Months Ended March 31, 2024	Revenues	and Delivery	DD&A
Totals presented above	$152	$116	$16
Treatment charges and other	(7)	—	—
Noncash and other costs, net	—	3	—
Molybdenum mines	145	119	16
Other mining[b]	7,635	4,995	563
Corporate, other & eliminations	(1,459)	(1,270)	16
As reported in our consolidated financial statements	$6,321	$3,844	$595

Three Months Ended March 31, 2023
Totals presented above	$230	$91	$20
Treatment charges and other	(7)	—	—
Noncash and other costs, net	—	5	—
Molybdenum mines	223	96	20
Other mining[b]	6,759	4,568	366
Corporate, other & eliminations	(1,593)	(1,499)	13
As reported in our consolidated financial statements	$5,389	$3,165	$399

a.Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.
b.Represents the combined total for our other segments as presented in Note 9. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America copper mines and South America operations.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to business outlook, strategy, goals or targets; global market conditions; ore grades and milling rates; production and sales volumes; unit net cash costs (credits) and operating costs; capital expenditures; operating plans; cash flows; liquidity; PT-FI’s construction and completion of additional domestic smelting and refining capacity in Indonesia in accordance with the terms of its IUPK; extension of PT-FI’s IUPK beyond 2041; export licenses; export duties; export volumes; our commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; execution of our energy and climate strategies and the underlying assumptions and estimated impacts on our business and stakeholders related thereto; achievement of 2030 climate targets and 2050 net zero aspiration; improvements in operating procedures and technology innovations and applications; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal and environmental proceedings; debt repurchases; and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “could,” “to be,” “potential,” “assumptions,” “guidance,” “aspirations,” “future,” “commitments,” “pursues,” “initiatives,” “objectives,” “opportunities,” “strategy” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable), and timing and amount of any share repurchases are at the discretion of our Board and management, respectively, and are subject to a number of factors, including not exceeding our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board or management, as applicable. Our share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper; PT-FI’s ability to continue to export and sell copper concentrates and anode slimes; changes in export duties, including results of proceedings to dispute export duties; completion of additional domestic smelting and refining capacity in Indonesia; production rates; timing of shipments; price and availability of consumables and components we purchase as well as constraints on supply and logistics, and transportation services; changes in our cash requirements, financial position, financing or investment plans; changes in general market, economic, geopolitical, regulatory or industry conditions; reductions in liquidity and access to capital; changes in tax laws and regulations; political and social risks, including the potential effects of violence in Indonesia, civil unrest in Peru, and relations with local communities and Indigenous Peoples; operational risks inherent in mining, with higher inherent risks in underground mining; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations, including the ability to smelt and refine; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; satisfaction of requirements in accordance with PT-FI's IUPK to extend mining rights from 2031 through 2041; discussions relating to the extension of PT-FI’s IUPK beyond 2041; cybersecurity risks; any major public health crisis; labor relations, including labor-related work stoppages and increased costs; compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks, including availability of secure water supplies; litigation results; tailings management; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2023 Form 10-K.

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

This report on Form 10-Q also contains measures such as net debt and unit net cash costs (credits) per pound of copper and molybdenum, which are not recognized under U.S. GAAP. Refer to “Operations – Unit Net Cash Costs” and “Operations - Unit Net Cash (Credits) Costs” for further discussion of unit net cash costs (credits) associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements. Refer to “Net Debt” for reconciliations of consolidated debt, consolidated cash and cash equivalents, and current restricted cash associated with PT-FI’s export proceeds to net debt.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the three-month period ended March 31, 2024. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2023 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q.

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2024.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any legal proceeding reported in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2023 Form 10-K, and Note 8 herein, will have a material adverse effect on our financial condition; although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

There have been no material changes to legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2023 Form 10-K. Refer to Note 8 for an update on our Louisiana parishes coastal erosion cases.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2023 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended March 31, 2024.

The following table sets forth information with respect to shares of FCX common stock purchased by us during the quarter ended March 31, 2024, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
January 1-31, 2024	—	$—	—	$3,164,642,228
February 1-29, 2024	—	—	—	3,164,642,228
March 1-31, 2024	—	—	—	3,164,642,228
Total	—	—	—
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

Item 5. Other Information.

During the quarter ended March 31, 2024, no director or officer of FCX adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1	PT-FI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama and PT Indonesia Asahan Aluminium (Persero).		10-Q	001-11307-01	11/9/2018
2.2	Supplemental and Amendment Agreement to the PT-FI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.		10-K	001-11307-01	2/15/2019
3.1	Amended and Restated Certificate of Incorporation of FCX, effective as of June 8, 2016.		8-K	001-11307-01	6/9/2016
3.2	Amended and Restated By-Laws of FCX, effective as of June 3, 2020.		8-K	001-11307-01	6/3/2020
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
22.1	List of Subsidiary Guarantors and Subsidiary Issuers of Guaranteed Securities.		10-K	001-11307-01	2/16/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeport-McMoRan Inc.

By:	/s/ Ellie L. Mikes
Ellie L. Mikes
Vice President and Chief Accounting Officer
(authorized signatory
and Principal Accounting Officer)

Date:  May 8, 2024
S-1