Form 10-Q
period 2024-06-30
FREEPORT-MCMORAN INC
filed 2024-08-07
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On July 31, 2024, there were issued and outstanding 1,436,856,316 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2024	December 31, 2023
	(In Millions)
ASSETS
Current assets:
Cash and cash equivalents	$5,273	$4,758
Restricted cash and cash equivalents	1,030	1,208
Trade accounts receivable	1,128	1,209
Income and other tax receivables	428	455
Inventories:
Product	2,755	2,472
Materials and supplies, net	2,283	2,169
Mill and leach stockpiles	1,436	1,419
Other current assets	389	375
Total current assets	14,722	14,065
Property, plant, equipment and mine development costs, net	36,784	35,295
Long-term mill and leach stockpiles	1,286	1,336
Other assets	1,843	1,810
Total assets	$54,635	$52,506

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,910	$3,729
Accrued income taxes	898	786
Current portion of debt	768	766
Current portion of environmental and asset retirement obligations	342	316
Dividends payable	218	218
Total current liabilities	6,136	5,815
Long-term debt, less current portion	8,658	8,656
Environmental and asset retirement obligations, less current portion	5,083	4,624
Deferred income taxes	4,491	4,453
Other liabilities	1,581	1,648
Total liabilities	25,949	25,196

Equity:
Stockholders’ equity:
Common stock	162	162
Capital in excess of par value	24,321	24,637
Accumulated deficit	(970)	(2,059)
Accumulated other comprehensive loss	(274)	(274)
Common stock held in treasury	(5,835)	(5,773)
Total stockholders’ equity	17,404	16,693
Noncontrolling interests	11,282	10,617
Total equity	28,686	27,310
Total liabilities and equity	$54,635	$52,506

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In Millions, Except Per Share Amounts)
Revenues	$6,624	$5,737	$12,945	$11,126
Cost of sales:
Production and delivery	3,875	3,549	7,719	6,714
Depreciation, depletion and amortization	509	547	1,104	946
Total cost of sales	4,384	4,096	8,823	7,660
Selling, general and administrative expenses	123	115	267	241
Exploration and research expenses	40	42	77	73
Environmental obligations and shutdown costs	28	74	95	141
Total costs and expenses	4,575	4,327	9,262	8,115
Operating income	2,049	1,410	3,683	3,011
Interest expense, net	(88)	(171)	(177)	(322)
Net gain on early extinguishment of debt	—	5	—	5
Other income, net	69	24	198	112
Income before income taxes and equity in affiliated companies’ net earnings	2,030	1,268	3,704	2,806
Provision for income taxes	(754)	(539)	(1,266)	(1,038)
Equity in affiliated companies’ net earnings	4	2	4	12
Net income	1,280	731	2,442	1,780
Net income attributable to noncontrolling interests	(664)	(388)	(1,353)	(774)
Net income attributable to common stockholders	$616	$343	$1,089	$1,006

Net income per share attributable to common stockholders:
Basic	$0.42	$0.24	$0.75	$0.70
Diluted	$0.42	$0.23	$0.75	$0.69

Weighted-average shares of common stock outstanding:
Basic	1,438	1,434	1,437	1,434
Diluted	1,445	1,442	1,445	1,443

Dividends declared per share of common stock	$0.15	$0.15	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(In Millions)
Net income	$1,280	$731	$2,442	$1,780

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	—	1	1	2
Foreign exchange (losses) gains	—	—	(1)	1
Other comprehensive income	—	1	—	3

Total comprehensive income	1,280	732	2,442	1,783
Total comprehensive income attributable to noncontrolling interests	(664)	(388)	(1,353)	(775)
Total comprehensive income attributable to common stockholders	$616	$344	$1,089	$1,008

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2024	2023
	(In Millions)
Cash flow from operating activities:
Net income	$2,442	$1,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,104	946
Stock-based compensation	77	72
Net charges for environmental and asset retirement obligations, including accretion	300	237
Payments for environmental and asset retirement obligations	(97)	(114)
Net charges for defined pension and postretirement plans	16	31
Pension plan contributions	(38)	(6)
Net gain on early extinguishment of debt	—	(5)
Deferred income taxes	37	74
Change in deferred profit on PT Freeport Indonesia’s sales to PT Smelting	—	(112)
Charges for social investment programs at PT Freeport Indonesia	51	36
Payments for social investment programs at PT Freeport Indonesia	(37)	(28)
Other, net	21	14
Changes in working capital and other:
Accounts receivable	92	756
Inventories	(341)	(530)
Other current assets	21	(17)
Accounts payable and accrued liabilities	103	(203)
Accrued income taxes and timing of other tax payments	101	(208)
Net cash provided by operating activities	3,852	2,723

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(480)	(378)
South America operations	(172)	(183)
Indonesia mining	(750)	(790)
Indonesia downstream processing facilities	(740)	(823)
Molybdenum mines	(63)	(22)
Other	(165)	(88)
Loans to PT Smelting for expansion	(28)	(61)
Proceeds from sales of assets and other, net	13	(20)
Net cash used in investing activities	(2,385)	(2,365)

Cash flow from financing activities:
Proceeds from debt	1,281	681
Repayments of debt	(1,281)	(1,806)
Cash dividends and distributions paid:
Common stock	(433)	(432)
Noncontrolling interests	(685)	(291)
Contributions from noncontrolling interests	—	50
Proceeds from exercised stock options	26	34
Payments for withholding of employee taxes related to stock-based awards	(35)	(47)
Other, net	(1)	(1)
Net cash used in financing activities	(1,128)	(1,812)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	339	(1,454)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	6,063	8,390
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$6,402	$6,936
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED JUNE 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at March 31, 2024	1,622	$162	$24,488	$(1,586)	$(274)	186	$(5,817)	$16,973	$11,132	$28,105
Exercised and issued stock-based awards	2	—	31	—	—	—	—	31	—	31
Stock-based compensation, including the tender of shares	—	—	18	—	—	—	(18)	—	(2)	(2)
Dividends	—	—	(216)	—	—	—	—	(216)	(512)	(728)
Net income attributable to common stockholders	—	—	—	616	—	—	—	616	—	616
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	664	664
Balance at June 30, 2024	1,624	$162	$24,321	$(970)	$(274)	186	$(5,835)	$17,404	$11,282	$28,686

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at March 31, 2023	1,618	$162	$25,227	$(3,244)	$(319)	184	$(5,769)	$16,057	$9,591	$25,648
Exercised and issued stock-based awards	—	—	3	—	—	—	—	3	—	3
Stock-based compensation, including the tender of shares	—	—	14	—	—	—	—	14	—	14
Dividends	—	—	(216)	—	—	—	—	(216)	(154)	(370)
Net income attributable to common stockholders	—	—	—	343	—	—	—	343	—	343
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	388	388
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at June 30, 2023	1,618	$162	$25,028	$(2,901)	$(318)	184	$(5,769)	$16,202	$9,825	$26,027

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (continued)
SIX MONTHS ENDED JUNE 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2023	1,619	$162	$24,637	$(2,059)	$(274)	184	$(5,773)	$16,693	$10,617	$27,310
Exercised and issued stock-based awards	5	—	53	—	—	1	—	53	—	53
Stock-based compensation, including the tender of shares	—	—	64	—	—	1	(62)	2	(3)	(1)
Dividends	—	—	(433)	—	—	—	—	(433)	(685)	(1,118)
Net income attributable to common stockholders	—	—	—	1,089	—	—	—	1,089	—	1,089
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,353	1,353
Balance at June 30, 2024	1,624	$162	$24,321	$(970)	$(274)	186	$(5,835)	$17,404	$11,282	$28,686

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2022	1,613	$161	$25,322	$(3,907)	$(320)	183	$(5,701)	$15,555	$9,316	$24,871
Exercised and issued stock-based awards	5	1	55	—	—	—	—	56	—	56
Stock-based compensation, including the tender of shares	—	—	60	—	—	1	(68)	(8)	(1)	(9)
Dividends	—	—	(433)	—	—	—	—	(433)	(291)	(724)
Contributions from noncontrolling interests	—	—	24	—	—	—	—	24	26	50
Net income attributable to common stockholders	—	—	—	1,006	—	—	—	1,006	—	1,006
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	774	774
Other comprehensive income	—	—	—	—	2	—	—	2	1	3
Balance at June 30, 2023	1,618	$162	$25,028	$(2,901)	$(318)	184	$(5,769)	$16,202	$9,825	$26,027

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the six-month period ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Dollar amounts in tables are stated in millions, except per share amounts.

PT Smelting. In December 2023, PT Smelting completed an expansion of its facilities. The project was funded by PT Freeport Indonesia (PT-FI) with borrowings totaling $254 million that converted to equity effective June 30, 2024, increasing PT-FI’s ownership in PT Smelting to 66% from 39.5%.

As discussed in Note 3 of FCX’s 2023 Form 10-K, FCX has determined that PT Smelting, which is owned by PT-FI and Mitsubishi Materials Corporation, is a variable interest entity. Since mutual consent of both PT Smelting shareholders is required to make the decisions that most significantly impact the economic performance of PT Smelting, PT-FI is not the primary beneficiary. Accordingly, PT-FI will continue to account for its investment in PT Smelting under the equity method.

Attribution of PT Freeport Indonesia’s Net Income or Loss. As discussed in Note 3 of FCX’s 2023 Form 10-K, beginning January 1, 2023, the attribution of PT-FI’s net income or loss is based on equity ownership percentages (48.76% for FCX, 26.24% for PT Mineral Industri Indonesia (MIND ID) and 25.00% for PT Indonesia Papua Metal Dan Mineral) with certain exceptions, as contemplated by the economics replacement agreement in the PT-FI shareholders agreement.

As further discussed in Note 3, in first-quarter 2024, PT-FI recorded net credits of $215 million associated with the closure of its 2021 corporate income tax audit and resolution of the framework for disputed tax matters. PT-FI’s net income and cash dividends associated with the settlement of this historical tax matter that originated before December 31, 2022, were attributed approximately 81% to FCX.

As discussed in Note 3 of FCX’s 2023 Form 10-K, because PT-FI did not achieve the Gold Target during the Initial Period (as defined in the PT-FI shareholders agreement), PT-FI’s net income and cash dividends associated with the sale of approximately 190,000 ounces of gold during 2023 were attributed approximately 81% to FCX.

Subsequent Events. FCX evaluated events after June 30, 2024, and through the date the consolidated financial statements were issued and determined any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$1,280	$731	$2,442	$1,780
Net income attributable to noncontrolling interests	(664)	(388)	(1,353)	(774)
Undistributed dividends and earnings allocated to participating securities	(6)	(5)	(6)	(5)
Net income attributable to common stockholders	$610	$338	$1,083	$1,001

Basic weighted-average shares of common stock outstanding	1,438	1,434	1,437	1,434
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units	7	8	8	9
Diluted weighted-average shares of common stock outstanding	1,445	1,442	1,445	1,443

Net income per share attributable to common stockholders:
Basic	$0.42	$0.24	$0.75	$0.70
Diluted	$0.42	$0.23	$0.75	$0.69

Shares associated with outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. There were no shares of common stock associated with outstanding stock options excluded in any of the periods shown above.

NOTE 3. INCOME TAXES

Geographic sources of FCX’s (provision) benefit for income taxes follow:

	Six Months Ended
	June 30,
	2024	2023
U.S.	$(4)	$3
International	(1,262)	(1,041)
Total	$(1,266)	$(1,038)

FCX’s consolidated effective income tax rate is a function of the various rates in the jurisdictions where it operates and was 34% for the first six months of 2024, including a net benefit of $182 million related to closure of PT-FI’s 2021 corporate income tax audit and resolution of the framework for Indonesia disputed tax matters (see below for further discussion), and was 37% for the first six months of 2023. The 2023 effective income tax rate reflects the impact of pre-tax, nondeductible charges totaling $142 million for the first six months of 2023 associated with contested tax rulings issued by the Peruvian Supreme Court. At current copper prices, FCX expects its U.S. jurisdiction to generate net losses for the year 2024 that will not result in a realized tax benefit; accordingly, applicable accounting rules require FCX to adjust its estimated annual effective tax rate to exclude the impact of U.S. net losses.

PT-FI Historical Tax Matters. During the first six months of 2024, in conjunction with closure of PT-FI’s 2021 corporate income tax audit and resolution of the framework for disputed tax matters, PT-FI recorded net credits of $215 million, including $199 million to provision for income taxes, $8 million to production and delivery and $8 million to interest expense, net. In addition, FCX recognized a charge of $17 million to provision for income taxes related to withholding taxes and a credit of $26 million in other income, net associated with the reduction in the related accrual to indemnify MIND ID from potential losses arising from historical tax disputes.

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

Uncertain Tax Positions. As further discussed in Note 7, in May 2024, an arbitration tribunal rejected FCX and Cerro Verde’s claims relating to the assessment of mining royalties on ore processed by the Cerro Verde concentrator for the period from December 2006 to December 2013. Cerro Verde had previously paid the full amount of these disputed tax assessments, including the related interest and penalties, and a full reserve had been applied against these amounts; as such, the decision by the arbitration tribunal had no impact on FCX’s consolidated financial statements. FCX has reduced its unrecognized tax benefits by $269 million and related interest and penalties by $319 million (refer to Note 11 of FCX’s 2023 Form 10-K for a summary of unrecognized tax benefits and related interest and penalties).

U.S. Inflation Reduction Act of 2022. The provisions of the U.S. Inflation Reduction Act of 2022 (the Act) became applicable to FCX on January 1, 2023. The Act includes, among other provisions, a new Corporate Alternative Minimum Tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average AFSI exceeding $1.0 billion over a three-year period. FCX has made interpretations of certain provisions of the Act, and based on these interpretations, determined that the provisions of the Act did not impact FCX’s financial results for the first six months of 2024 or for the year 2023.

Although the Internal Revenue Service (IRS) and U.S. Department of the Treasury (Treasury) published guidance in 2023 that provided some additional clarity on these rules, regulations are yet to be published and uncertainty remains regarding the application of the CAMT to FCX. Future regulations and guidance released by the IRS and Treasury may differ from FCX’s interpretations of the Act, which could be material and may further limit FCX’s ability to realize future benefits from its U.S. net operating losses.

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

NOTE 4. DEBT AND EQUITY

The components of debt follow:

	June 30, 2024	December 31, 2023
Senior notes and debentures:
Issued by FCX	$6,008	$6,005
Issued by PT-FI	2,981	2,980
Issued by Freeport Minerals Corporation	353	354
Other	84	83
Total debt	9,426	9,422
Less current portion of debt	(768)	(766)
Long-term debt	$8,658	$8,656
Revolving Credit Facilities. FCX and PT-FI have a $3.0 billion, unsecured revolving credit facility that matures in October 2027. Under the terms of the revolving credit facility, FCX may obtain loans and issue letters of credit in an aggregate amount of up to $3.0 billion, with letters of credit issuance limited to $1.5 billion and PT-FI’s capacity limited to $500 million. At June 30, 2024, FCX had $7 million in letters of credit issued under its revolving credit facility.

PT-FI has a $1.75 billion, unsecured revolving credit facility that matures in November 2028 and Cerro Verde has a $350 million, unsecured revolving credit facility that matures in May 2027.
At June 30, 2024, FCX, PT-FI and Cerro Verde had no borrowings outstanding under their respective revolving credit facilities and were in compliance with their respective covenants.

On July 31, 2024, PT-FI borrowed $250 million under its revolving credit facility to fund capital expenditures for PT-FI’s new smelter and precious metals refinery (PMR) (collectively, the new downstream processing facilities).

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $181 million in second-quarter 2024, $234 million in second-quarter 2023, $356 million for the first six months of 2024 and $441 million for the first six months of 2023. Consolidated interest costs (before capitalization) in the 2023 periods includes $50 million in second-quarter 2023 and $74 million for the first six months of 2023 associated with Cerro Verde’s contested tax rulings issued by the Peru Supreme Court.

Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $93 million in second-quarter 2024, $62 million in second-quarter 2023, $179 million for the first six months of 2024 and $119 million for the first six months of 2023. The increase in capitalized interest costs in the 2024 periods compared to the 2023 periods, primarily resulted from increased construction and development costs for projects in process, primarily at PT-FI’s new downstream processing facilities.

Share Repurchase Program and Dividends. In July 2024, FCX acquired 1.2 million shares of its common stock for a total cost of $59 million ($50.48 average cost per share) bringing total purchases under its $5.0 billion share repurchase program to 49.0 million shares of common stock for a cost of $1.9 billion ($38.64 average cost per share). The timing and amount of share repurchases is at the discretion of management and will depend on a variety of factors. The share repurchase program may be modified, increased, suspended or terminated at any time at FCX’s Board of Directors’ (Board) discretion.

On June 26, 2024, FCX’s Board declared cash dividends totaling $0.15 per share on its common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on August 1, 2024, to common stockholders of record as of July 15, 2024. The declaration and payment of dividends (base or variable) are at the discretion of FCX’s Board, and will depend on FCX’s financial results, cash requirements, global economic conditions and other factors deemed relevant by FCX’s Board.

NOTE 5. FINANCIAL INSTRUMENTS

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

Derivatives Designated as Hedging Instruments - Fair Value Hedges.
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the six-month periods ended June 30, 2024 and 2023. At June 30, 2024, FCX held copper futures and swap contracts that qualified for hedge accounting for 95 million pounds at an average contract price of $4.26 per pound, with maturities through March 2026.

Summary of Gains (Losses). A summary of realized and unrealized gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$1	$(25)	$10	$(11)
Hedged item – firm sales commitments	(1)	25	(10)	11

Realized gains (losses):
Matured derivative financial instruments	28	(5)	29	3

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

A summary of FCX’s embedded derivatives at June 30, 2024, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	371	$4.26	$4.33	November 2024
Gold (thousands of ounces)	93	2,333	2,344	September 2024
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	115	4.39	4.33	September 2024

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At June 30, 2024, Atlantic Copper held net copper forward sales contracts for 44 million pounds at an average contract price of $4.38 per pound, with maturities through August 2024.

Summary of Gains (Losses). A summary of realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Embedded derivatives in provisional sales contracts:[a]
Copper	$181	$(169)	$247	$61
Gold and other metals	45	(21)	89	22
Copper forward contracts[b]	(17)	1	(26)	(1)
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments.
A summary of the fair values of unsettled commodity derivative financial instruments follows:

	June 30, 2024	December 31, 2023
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$18	$4
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	77	76
Copper forward contracts	5	—
Total derivative assets	$100	$80

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$4	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	43	23
Copper forward contracts	—	1
Total derivative liabilities	$47	$24
FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.

A summary of these net unsettled commodity contracts in the balance sheet follows:

	Assets		Liabilities
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023

Gross amounts recognized:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	$77	$76	$43	$23
Copper derivatives	23	4	4	1
	100	80	47	24

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	7	—	7	—
	7	—	7	—

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	70	76	36	23
Copper derivatives	23	4	4	1
	$93	$80	$40	$24

Balance sheet classification:
Trade accounts receivable	$53	$76	$21	$2
Other current assets	22	4	—	—
Accounts payable and accrued liabilities	18	—	17	22
Other liabilities	—	—	2	—
	$93	$80	$40	$24

Credit Risk. FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of June 30, 2024, the maximum amount of credit exposure associated with derivative transactions was $100 million.

Other Financial Instruments. Other financial instruments include cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, investment securities, legally restricted trust assets, accounts payable and accrued liabilities, accrued income taxes, dividends payable and debt. The carrying value for these financial instruments classified as current assets or liabilities approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 6 for the fair values of investment securities, legally restricted funds and debt). In addition, as of June 30, 2024, FCX had contingent consideration assets related to the sales of certain oil and gas properties (refer to Note 6 for the related fair values).

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents. The following table provides a reconciliation of total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows:

	June 30, 2024	December 31, 2023
Balance sheet components:
Cash and cash equivalents[a]	$5,273	$4,758
Restricted cash and cash equivalents, current[b]	1,030	1,208
Restricted cash and cash equivalents, long-term - included in other assets	99	97
Total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$6,402	$6,063
a.Includes (i) time deposits of $0.1 billion at June 30, 2024, and $0.3 billion at December 31, 2023, and (ii) cash designated for PT-FI’s new downstream processing facilities totaling $0.2 billion at December 31, 2023.
b.Includes (i) $0.9 billion at June 30, 2024, and $1.1 billion at December 31, 2023, associated with 30% of PT-FI’s export proceeds required to be temporarily deposited in Indonesia banks for 90 days in accordance with a regulation issued by the

Indonesia government and (ii) $0.1 billion at each of June 30, 2024, and December 31, 2023, in assurance bonds to support PT-FI’s commitment for its new downstream processing facilities.

NOTE 6. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during second-quarter 2024.

FCX’s financial instruments are recorded on the consolidated balance sheets at fair value except for contingent consideration associated with the sale of the Deepwater Gulf of Mexico (GOM) oil and gas properties (which was recorded under the loss recovery approach) and debt. A summary of the carrying amount and fair value of FCX’s financial instruments (including those measured at net asset value (NAV) as a practical expedient), other than cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, accrued income taxes and dividends payable (refer to Note 5), follows:

	At June 30, 2024
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$27	$27	$27	$—	$—	$—
Equity securities	7	7	—	7	—	—
Total	34	34	27	7	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	65	65	65	—	—	—
Government mortgage-backed securities	49	49	—	—	49	—
Corporate bonds	35	35	—	—	35	—
Government bonds and notes	31	31	—	—	31	—
Money market funds	19	19	—	19	—	—
Asset-backed securities	13	13	—	—	13	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	213	213	65	19	129	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	77	77	—	—	77	—
Copper futures and swap contracts	18	18	—	11	7	—
Copper forward contracts	5	5	—	2	3	—

Total	100	100	—	13	87	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a]	47	39	—	—	—	39

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	43	43	—	—	43	—
Copper futures and swap contracts	4	4	—	2	2	—

Total	47	47	—	2	45	—

Long-term debt, including current portion[d]	9,426	9,221	—	—	9,221	—

	At December 31, 2023
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$27	$27	$27	$—	$—	$—
Equity securities	6	6	—	6	—	—
Total	33	33	27	6	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	65	65	65	—	—	—
Government mortgage-backed securities	51	51	—	—	51	—
Government bonds and notes	37	37	—	—	37	—
Corporate bonds	29	29	—	—	29	—
Money market funds	17	17	—	17	—	—
Asset-backed securities	12	12	—	—	12	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	212	212	65	17	130	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	76	76	—	—	76	—
Copper futures and swap contracts	4	4	—	3	1	—
Total	80	80	—	3	77	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a]	50	42	—	—	—	42

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	23	23	—	—	23	—
Copper forward contracts	1	1	—	1	—	—
Total	24	24	—	1	23	—

Long-term debt, including current portion[d]	9,422	9,364	—	—	9,364	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes amounts included in restricted cash and cash equivalents and other assets (which approximated fair value), primarily amounts associated with (i) PT-FI’s export proceeds ($0.9 billion at June 30, 2024, and $1.1 billion at December 31, 2023), (ii) assurance bonds to support PT-FI’s commitment for new downstream processing facilities ($0.1 billion at each of June 30, 2024, and December 31, 2023) and (iii) PT-FI’s mine closure and reclamation guarantees ($0.1 billion at each of June 30, 2024, and December 31, 2023).
c.Refer to Note 5 for further discussion and balance sheet classifications.
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

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales are valued using quoted monthly LME or COMEX copper forward prices and the adjusted London gold price at each reporting date based on the month of maturity (refer to Note 5 for further discussion); however, FCX’s contracts themselves are not traded on an exchange. As a result, these derivatives are classified within Level 2 of the fair value hierarchy.

FCX’s derivative financial instruments for copper futures and swap contracts and copper forward contracts that are traded on the respective exchanges are classified within Level 1 of the fair value hierarchy because they are valued using quoted monthly COMEX or LME prices at each reporting date based on the month of maturity (refer to Note 5 for further discussion). Certain of these contracts are traded on the over-the-counter market and are classified within Level 2 of the fair value hierarchy based on COMEX and LME forward prices.

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

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at June 30, 2024, as compared with those techniques used at December 31, 2023.

NOTE 7. CONTINGENCIES AND COMMITMENTS

Environmental
Refer to Note 12 of FCX’s 2023 Form 10-K for further discussion of FCX’s environmental obligations.

FCX recorded net charges for adjustments to environmental obligations totaling $79 million for the first six months of 2024, primarily associated with changes in cost estimates for former processing facilities and historical smelter sites.

Asset Retirement Obligations
Refer to Note 12 of FCX’s 2023 Form 10-K for further discussion of FCX’s asset retirement obligations (AROs).

Mining Operations. FCX recorded net ARO additions at mining operations totaling $261 million for the first six months of 2024, primarily associated with revised closure plans and cost estimates to reflect FCX’s commitment to the Global Industry Standard on Tailings Management (Tailings Standard). FCX may record additional ARO adjustments as it continues to update estimates to conform with the Tailings Standard.

Oil and Gas Properties. Freeport-McMoRan Oil & Gas (FM O&G) recorded net ARO additions totaling $105 million for the first six months of 2024 primarily for assumed oil and gas abandonment obligations resulting from bankruptcies of other companies, including $98 million that was charged to production and delivery costs. FM O&G, as a predecessor-in-interest in oil and natural gas leases, is in the chain of title with unrelated third parties either directly or by virtue of divestiture of certain oil and natural gas assets previously owned and assigned by its subsidiaries. Certain counterparties in these divestiture transactions or third parties in existing leases have filed for bankruptcy protection or undergone associated reorganizations and have not performed the required abandonment obligations. Accordingly, regulations or federal laws require that other working interest owners, including FM O&G, assume such obligations.

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

Indonesia Regulatory Matters
Refer to Notes 12, 13 and 14 of FCX’s 2023 Form 10-K for further discussion of Indonesia regulatory matters.

Export Licenses. On May 31, 2024, export licenses expired for several exporters, including PT-FI. In second-quarter 2024, the Indonesia government issued various regulations to allow, under certain conditions, continued exports of copper concentrates and anode slimes through December 2024.

On July 2, 2024, PT-FI was granted copper concentrate and anode slimes export licenses, which are valid through December 2024 when the full ramp-up of PT-FI’s new smelter is expected. PT-FI will continue to pay export duties on copper concentrates during the smelter ramp-up period pursuant to the Indonesia regulations. The applicable rate prescribed by regulations is 7.5% of the export value.

Special Mining License (IUPK). As further discussed in FCX’s 2023 Form 10-K, PT-FI’s IUPK enables it to conduct operations in the Grasberg minerals district through 2041. On May 30, 2024, the Indonesia government issued a regulation applicable to the country’s mineral and coal industries which outlines requirements for the granting of IUPK extensions. The regulation provides that IUPK holders may be granted a life-of-mine extension provided certain conditions are met, including ownership of integrated downstream processing facilities that have entered the operational stage; domestic ownership of at least 51% and agreement with a state-owned enterprise for an additional 10% ownership; and commitments for additional exploration and increases in refining capacity, each as approved by the Ministry of Energy and Minerals. Application for extension may be submitted at any time up to one year prior to the current IUPK expiration. PT-FI expects to apply for an extension under this new regulation during 2024.

Tax Matters
Cerro Verde Royalty Dispute. As disclosed in Note 12 of FCX’s 2023 Form 10-K, in 2020, FCX filed on its own behalf and on behalf of Cerro Verde, international arbitration proceedings against the Peruvian government under the United States-Peru Trade Promotion Agreement relating to the assessment of mining royalties on ore processed by the Cerro Verde concentrator for the period from December 2006 to December 2013. In May 2024, the arbitration tribunal rejected FCX and Cerro Verde's claims on the merits. The decision by the arbitration tribunal had no impact on FCX’s consolidated financial statements. Refer to Note 3 for discussion of the reduction in unrecognized tax benefits related to Cerro Verde tax matters.

NOTE 8. BUSINESS SEGMENTS

FCX has organized its mining operations into four primary divisions – North America copper mines, South America operations, Indonesia operations and Molybdenum mines, and operating segments that meet certain thresholds are reportable segments. Separately disclosed in the following tables are FCX’s reportable segments, which include the Morenci and Cerro Verde copper mines, the Indonesia operations (including the Grasberg minerals district and PT-FI’s new downstream processing facilities), the Rod & Refining operations and Atlantic Copper Smelting & Refining.

For comparative purposes, the 2023 tables have been adjusted to conform with the current year presentation, primarily for the combination of the Grasberg minerals district and PT-FI’s new downstream processing facilities. PT-FI substantially completed construction of the new smelter in June 2024 and has commenced commissioning operations. PT-FI’s new downstream processing facilities will exclusively receive concentrate from the Grasberg minerals district, which reflects PT-FI’s integrated and dependent operations within Indonesia (i.e., Indonesia operations). The PMR will receive anode slimes from the smelter and from PT Smelting. FCX's Chief Executive Officer, identified as its chief operating decision maker under business segment accounting guidance, makes executive management decisions, including resource allocation and mine planning, for the Indonesia operations as a single business segment.

Intersegment sales between FCX’s business segments are based on terms similar to arms-length transactions with third parties at the time of the sale. Intersegment sales may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, the timing of sales to unaffiliated customers and transportation premiums.

FCX defers recognizing profits on intercompany sales to Atlantic Copper until final sales to third parties occur. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices result in variability in FCX’s net deferred profits and quarterly earnings.

FCX allocates certain operating costs, expenses and capital expenditures to its operating divisions and individual segments. However, not all costs and expenses applicable to an operation are allocated. U.S. federal and state income taxes are recorded and managed at the corporate level (included in Corporate, Other & Eliminations), whereas foreign income taxes are recorded and managed at the applicable country level. In addition, some selling, general and administrative costs are not allocated to the operating divisions or individual segments. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each operating division or segment would be if it was an independent entity.

Product Revenues. FCX’s revenues attributable to the products it sold for the second quarter and first six months of 2024 and 2023 follow:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2024	2023		2024	2023
Copper:
Cathode	$2,237	$1,670		$4,178	$3,181
Concentrate	1,595	1,873		3,413	3,276
Rod and other refined copper products	974	884		1,927	1,805
Purchased copper[a]	300	72		466	276
Gold	935	999		2,103	1,530
Molybdenum	476	491		897	1,083
Silver and other	139	171		288	303
Adjustments to revenues:
Royalty expense[b]	(93)	(94)		(213)	(154)
Treatment charges	(90)	(142)		(219)	(243)
PT-FI export duties[c]	(75)	3	[d]	(231)	(14)	[d]
Revenues from contracts with customers	6,398	5,927		12,609	11,043
Embedded derivatives[e]	226	(190)		336	83
Total consolidated revenues	$6,624	$5,737		$12,945	$11,126
a.FCX purchases copper cathode primarily for processing by its Rod & Refining operations.
b.Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.
c.Export duties of 2.5% were eliminated effective March 29, 2023, upon verification that construction progress of the new smelter exceeded 50% and reinstated at a rate of 7.5% in July 2023 under a revised regulation. As discussed in Note 7, PT-FI will continue to pay export duties of 7.5% on copper concentrates during the smelter ramp-up period pursuant to Indonesia regulations.
d.Includes credits associated with adjustments to prior-period export duties.
e.Refer to Note 5 for discussion of embedded derivatives related to FCX’s provisionally priced copper concentrate and cathode sales contracts.

Financial Information by Business Segment

												Atlantic	Corporate,
	North America Copper Mines			South America Operations								Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Operations		Mines	Refining	& Refining	nations		Total
Three Months Ended June 30, 2024
Revenues:
Unaffiliated customers	$13	$10	$23	$1,075		$254	$1,329	$2,185		$—	$1,693	$898	$496	[a]	$6,624
Intersegment	587	926	1,513	182		—	182	83		138	11	2	(1,929)		—
Production and delivery	438	713	1,151	679	[b]	181	860	672		134	1,692	859	(1,493)		3,875
DD&A	45	61	106	97		17	114	248		16	1	7	17		509
Selling, general and administrative expenses	1	—	1	2		—	2	30		—	—	6	84		123
Exploration and research expenses	5	9	14	3		2	5	4		—	—	—	17		40
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	28		28
Operating income (loss)	111	153	264	476		54	530	1,314		(12)	11	28	(86)		2,049
Interest expense, net	—	1	1	5		—	5	6		—	—	8	68		88
Other income, net	—	1	1	5		—	5	30		—	—	2	31		69
Provision for income taxes	—	—	—	191		23	214	490		—	—	1	49		754
Equity in affiliated companies’ net earnings	—	—	—	—		—	—	3		—	—	—	1		4
Net income attributable to noncontrolling interests	—	—	—	142		22	164	463	[c]	—	—	—	37		664

Total assets at June 30, 2024	3,182	6,508	9,690	8,368		1,988	10,356	26,501		1,915	273	1,410	4,490		54,635
Capital expenditures	47	196	243	67		23	90	648		36	11	37	51		1,116

Three Months Ended June 30, 2023
Revenues:
Unaffiliated customers	$26	$14	$40	$783		$190	$973	$2,039		$—	$1,463	$744	$478	[a]	$5,737
Intersegment	570	980	1,550	175		—	175	198		150	10	4	(2,087)		—
Production and delivery	423	744	1,167	609		174	783	861	[d]	105	1,465	725	(1,557)		3,549
DD&A	42	57	99	117		15	132	275		14	1	7	19		547
Selling, general and administrative expenses	1	—	1	2		—	2	30		—	—	7	75		115
Exploration and research expenses	3	15	18	3		1	4	—		—	—	—	20		42
Environmental obligations and shutdown costs	—	1	1	—		—	—	—		—	—	—	73		74
Operating income (loss)	127	177	304	227		—	227	1,071		31	7	9	(239)		1,410
Interest expense, net	—	—	—	55	[e]	—	55	12		—	—	8	96		171
Net gain on early extinguishment of debt	—	—	—	—		—	—	—		—	—	—	5		5
Other (expense) income, net	(1)	(2)	(3)	(45)		4	(41)	28		(1)	—	—	41		24
Provision for income taxes	—	—	—	113		—	113	410		—	—	—	16		539
Equity in affiliated companies’ net earnings	—	—	—	—		—	—	—		—	—	—	2		2
Net income attributable to noncontrolling interests	—	—	—	18		2	20	368	[c]	—	—	—	—		388

Total assets at June 30, 2023	3,167	5,754	8,921	8,444		1,890	10,334	23,446		1,717	280	1,127	5,082		50,907
Capital expenditures	67	115	182	57		26	83	841		13	2	11	31		1,163

Financial Information by Business Segment (continued)

(In Millions)
												Atlantic	Corporate,
	North America Copper Mines			South America Operations								Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Operations		Mines	Refining	& Refining	nations		Total
Six Months Ended June 30, 2024
Revenues:
Unaffiliated customers	$50	$50	$100	$1,901		$462	$2,363	$4,833		$—	$3,182	$1,571	$896	[a]	$12,945
Intersegment	1,127	1,811	2,938	284		—	284	260		283	21	2	(3,788)		—
Production and delivery	897	1,478	2,375	1,282	[b]	351	1,633	1,533		253	3,179	1,509	(2,763)		7,719
DD&A	93	125	218	189		33	222	583		32	2	14	33		1,104
Selling, general and administrative expenses	1	1	2	4		—	4	61		—	—	15	185		267
Exploration and research expenses	9	17	26	6		3	9	6		—	—	—	36		77
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	95		95
Operating income (loss)	177	240	417	704		75	779	2,910		(2)	22	35	(478)		3,683

Interest expense, net	—	1	1	10		—	10	7		—	—	18	141		177
Other (expense) income, net	—	(1)	(1)	16		13	29	68		—	—	8	94		198
Provision for (benefit from) income taxes	—	—	—	282		35	317	899	[f]	—	—	(12)	62		1,266
Equity in affiliated companies’ net earnings	—	—	—	—		—	—	1		—	—	—	3		4
Net income attributable to noncontrolling interests	—	—	—	218		36	254	1,063	[c]	—	—	—	36		1,353
Capital expenditures	91	389	480	127		45	172	1,490		63	16	60	89		2,370

Six Months Ended June 30, 2023
Revenues:
Unaffiliated customers	$58	$111	$169	$1,741		$424	$2,165	$3,238		$—	$2,986	$1,493	$1,075	[a]	$11,126
Intersegment	1,163	1,928	3,091	419		—	419	367		373	16	11	(4,277)		—
Production and delivery	804	1,525	2,329	1,229		361	1,590	1,199	[d]	201	2,992	1,459	(3,056)		6,714
DD&A	85	117	202	208		31	239	423		34	2	14	32		946
Selling, general and administrative expenses	1	1	2	4		—	4	58		—	—	15	162		241
Exploration and research expenses	6	31	37	4		2	6	—		—	—	—	30		73
Environmental obligations and shutdown costs	—	22	22	—		—	—	—		—	—	—	119		141
Operating income (loss)	325	343	668	715		30	745	1,925		138	8	16	(489)		3,011

Interest expense, net	—	—	—	84	[e]	—	84	19		—	—	14	205		322
Net gain on early extinguishment of debt	—	—	—	—		—	—	—		—	—	—	5		5
Other (expense) income, net	(2)	1	(1)	(27)		(2)	(29)	60		(1)	(1)	(5)	89		112
Provision for (benefit from) income taxes	—	—	—	300		7	307	740		—	—	—	(9)		1,038
Equity in affiliated companies’ net earnings	—	—	—	—		—	—	11		—	—	—	1		12
Net income (loss) attributable to noncontrolling interests	—	—	—	158		20	178	639	[c]	—	—	—	(43)		774
Capital expenditures	123	255	378	118		65	183	1,613		22	7	23	58		2,284

Financial Information by Business Segment (continued)
a.Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America copper mines and South America operations.
b.Includes non-recurring costs totaling $65 million associated with labor-related charges at Cerro Verde.
c.Refer to Note 1 for further discussion of the attribution of PT-FI’s net income or loss.
d.Includes a $55 million charge for a potential administrative fine. Refer to Note 12 of FCX’s 2023 Form 10-K for further discussion.
e.Includes interest expense associated with contested tax rulings issued by the Peruvian Supreme Court totaling $50 million in the second quarter and $74 million for the first six months of 2023.
f.Includes a net benefit to income taxes totaling $182 million associated with the closure of PT-FI’s 2021 corporate income tax audit and resolution of the framework for disputed tax matters.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of June 30, 2024, the related consolidated statements of income, comprehensive income, and equity for the three- and six-month periods ended June 30, 2024 and 2023, the related consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 7, 2024

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

We remain focused on execution of our operating plans, enhancing productivity, controlling costs and initiatives to build and advance optionality in our organic growth portfolio. We continue to make progress on our leach innovation initiatives, with incremental copper production from these initiatives totaling 106 million pounds for the first six months of 2024, more than double amounts for the first six months of 2023. We have a favorable long-term outlook for copper, supported by copper’s increasingly important role in the global economy and limited available supplies to meet growing demand.

During second-quarter 2024, PT Freeport Indonesia (PT-FI) began commissioning of its new copper smelter and is working to execute a safe and efficient ramp-up to full capacity by year-end 2024. Additionally, construction continues on the adjoining precious metals refinery (PMR) with full production expected by year-end 2024. Upon completion and full ramp-up of the new smelter and PMR (collectively, the new downstream processing facilities), PT-FI will be a fully integrated producer of refined copper and gold.

Our results for the second quarter and first six months of 2024 were impacted by previously announced shipping delays in Indonesia during June 2024 associated with the timing of renewing PT-FI’s copper concentrate and anode slimes export licenses, which expired on May 31, 2024. On July 2, 2024, PT-FI was granted copper concentrate and anode slimes export licenses, which are valid through December 2024 when the full ramp-up of PT-FI’s new smelter is expected.

Net income attributable to common stockholders totaled $616 million in second-quarter 2024 and $1.1 billion for the first six months of 2024, compared with $343 million in second-quarter 2023 and $1.0 billion for the first six months of 2023. The increase in the 2024 periods, compared to the 2023 periods, primarily reflects higher average realized prices on copper and gold sales, and lower interest expense as a result of interest charges in 2023 recognized for Cerro Verde’s contested tax rulings issued by the Peruvian Supreme Court (refer to Note 4), partly offset by increased operating costs, and higher income tax expense and income attributable to noncontrolling interests at our South America and Indonesia operations. Refer to “Consolidated Results” for further discussion.

At June 30, 2024, we had consolidated debt of $9.4 billion and consolidated cash and cash equivalents of $5.3 billion, $6.2 billion including $0.9 billion of current restricted cash associated with a portion of PT-FI's export proceeds required to be temporarily deposited in Indonesia banks. Net debt totaled $0.3 billion, excluding $3.0 billion of debt for PT-FI’s new downstream processing facilities. Refer to “Net Debt” for reconciliations of consolidated debt, consolidated cash and cash equivalents and current restricted cash associated with PT-FI's export proceeds to net debt.

At June 30, 2024, we had $3.0 billion of availability under our revolving credit facility, and PT-FI and Cerro Verde had $1.75 billion and $350 million, respectively, of availability under their revolving credit facilities.

Refer to Note 4 and “Capital Resources and Liquidity” for further discussion of our debt balances and transactions.
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

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2024:

Copper (billions of recoverable pounds):
North America copper mines	1.25
South America operations	1.17
Indonesia operations	1.67
Total	4.09

Gold (millions of recoverable ounces)	1.8

Molybdenum (millions of recoverable pounds)	82	[a]

a.Includes 50 million pounds produced by our North America copper mines and South America operations and 32 million pounds produced by our Molybdenum mines.

Consolidated sales volumes in third-quarter 2024 are expected to approximate 1.0 billion pounds of copper, 475 thousand ounces of gold and 20 million pounds of molybdenum. Consolidated copper and gold production volumes for the year 2024 are expected to exceed 2024 sales volumes, reflecting the deferral of approximately 100 million pounds of copper and 120 thousand ounces of gold that will be processed by PT-FI’s new downstream processing facilities and sold as refined metal in 2025.

Projected sales volumes are dependent on operational performance; the timing of the ramp-up of PT-FI’s new smelter in Indonesia; weather-related conditions; timing of shipments and other factors detailed in the “Cautionary Statement” below. For other important factors that could cause results to differ materially from projections, refer to “Risk Factors” contained in Part I, Item 1A. of our 2023 Form 10-K.

Consolidated Unit Net Cash Costs
Consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.63 per pound of copper for the year 2024 (including $1.71 per pound of copper in third-quarter 2024), based on achievement of current sales volume and cost estimates, and assuming average prices of $2,300 per ounce of gold and $20.00 per pound of molybdenum for the second half of 2024. Quarterly unit net cash costs vary with fluctuations in sales volumes and realized prices, primarily for gold and molybdenum. The impact of price changes on consolidated unit net cash costs for the year 2024 would approximate $0.02 per pound of copper for each $100 per ounce change in the average price of gold and $0.01 per pound of copper for each $2 per pound change in the average price of molybdenum for the second half of 2024.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Our consolidated operating cash flows are estimated to approximate $7.2 billion for the year 2024, based on current sales volume and cost estimates, and assuming average prices of $4.25 per pound of copper, $2,300 per ounce of gold and $20.00 per pound of molybdenum for the second half of 2024. Estimated consolidated operating cash flows for the year 2024 also reflect an estimated income tax provision of $2.7 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2024). The impact of price changes for the second half of 2024 on consolidated operating cash flows would approximate $200 million for each $0.10 per pound change in the average price of copper, $80 million for each $100 per ounce change in the average price of gold and $50 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Following is a summary of expected capital expenditures for the year 2024 (in billions):

Major mining projects	$2.3	[a]
PT-FI’s new downstream processing facilities	1.0	[b]
Other	1.4
Total	$4.7
a.Primarily includes underground mine development, supporting mill and power capital costs in the Grasberg minerals district and expansion projects in North America.
b.Excludes capitalized interest and $0.3 billion of estimated commissioning and owner’s costs. Capital expenditures for PT-FI’s new downstream processing facilities are expected to be funded with PT-FI’s cash flows from operations and availability under PT-FI’s revolving credit facility.

We closely monitor market conditions and will adjust our operating plans, including capital expenditures, to protect our liquidity and preserve our asset values, as necessary.

MARKETS

Prices for copper, gold and molybdenum are affected by numerous factors beyond our control and can fluctuate significantly (for further discussion refer to “Risk Factors” contained in Part I, Item 1A. of our 2023 Form 10-K). The following graphs present the London Metal Exchange (LME) copper settlement price, the London Bullion Market Association (London) PM gold price, and the Platts Metals Daily Molybdenum Dealer Oxide weekly average price since January 2014.This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., and the Shanghai Futures Exchange from January 2014 through June 2024. During second-quarter 2024, LME copper settlement prices ranged from a low of $4.05 per pound to a record high of $4.92 per pound, averaged $4.42 per pound and settled at $4.30 per pound on June 28, 2024. The decline in copper prices from the highs in May 2024, reflect market uncertainties in China. The LME copper settlement price was $4.09 per pound on July 31, 2024.

We believe fundamentals for copper are favorable with limited available supplies and growing demand supported by copper’s critical role in the global transition to renewable power, electric vehicles and other carbon-reduction initiatives, continued urbanization in developing countries and growing connectivity globally.
This graph presents London PM gold prices from January 2014 through June 2024. During second-quarter 2024, London PM gold prices ranged from a low of $2,265 per ounce to a record high of $2,427 per ounce, averaged $2,338 per ounce and closed at $2,331 per ounce on June 28, 2024. Record high gold prices in second-quarter 2024 were propelled by U.S. interest rate cut expectations and strong safe-haven demand. The London PM gold price was $2,426 per ounce on July 31, 2024.

This graph presents the Platts Metals Daily Molybdenum Dealer Oxide weekly average price from January 2014 through June 2024. During second-quarter 2024, the weekly average price of molybdenum ranged from a low of $19.57 per pound to a high of $23.52 per pound, averaged $21.78 per pound and was $22.74 per pound on June 28, 2024. Overall global demand for molybdenum is driven by energy, power generation, aerospace, defense and construction sectors. We believe fundamentals for molybdenum are positive with favorable demand drivers and limited supply. The Platts Metals Daily Molybdenum Dealer Oxide weekly average price was $22.25 per pound on July 26, 2024.

CONSOLIDATED RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$6,624		$5,737		$12,945		$11,126
Operating income[a,c]	$2,049		$1,410		$3,683		$3,011
Net income attributable to common stock[b,c]	$616	[d]	$343	[e]	$1,089	[d]	$1,006	[e]
Diluted net income per share of common stock	$0.42		$0.23		$0.75		$0.69
Diluted weighted-average shares of common stock outstanding	1,445		1,442		1,445		1,443

Operating cash flows[f]	$1,956		$1,673		$3,852		$2,723
Capital expenditures	$1,116		$1,163		$2,370		$2,284
At June 30:
Cash and cash equivalents	$5,273		$6,683		$5,273		$6,683
Restricted cash and cash equivalents, current	$1,030	[g]	$119		$1,030	[g]	$119
Total debt, including current portion	$9,426		$9,495		$9,426		$9,495

a.Refer to Note 8 for a summary of revenues and operating income by operating division.
b.Includes favorable (unfavorable) adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $166 million ($56 million to net income attributable to common stock) in second-quarter 2024, $(118) million ($(45) million to net income attributable to common stock) in second-quarter 2023, $28 million ($9 million to net income attributable to common stock) for the first six months of 2024 and $182 million ($61 million to net income attributable to common stock) for the first six months of 2023. Refer to Note 5 for further discussion.
c.We defer recognizing profits on intercompany sales until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to operating income totaling $137 million ($41 million to net income attributable to common stock) in second-quarter 2024, $(39) million ($(21) million to net income attributable to common stock) in second-quarter 2023, $120 million ($36 million to net income attributable to common stock) for the first six months of 2024 and $72 million ($27 million to net income attributable to common stock) for the first six months of 2023. Refer to “Operations – Smelting and Refining.”
d.Includes net charges totaling $51 million in second-quarter 2024 and $52 million for the first six months of 2024, primarily associated with revisions to environmental obligation estimates and related litigation reserves, and nonrecurring labor-contract charges at Cerro Verde. The first six months of 2024 also include charges associated with assumed oil and gas abandonment obligations resulting from bankruptcies of other companies, offset by international tax credits.
e.Includes net charges totaling $157 million in second-quarter 2023 and $251 million for the first six months of 2023, primarily associated with charges for contested tax rulings issued by the Peruvian Supreme Court, environmental obligations, an accrual for a potential administrative fine in Indonesia, and impairments and contract-cancellation costs.
f.Working capital and other sources (uses) totaled $73 million in second-quarter 2024, $250 million in second-quarter 2023, $(24) million for the first six months of 2024 and $(202) million for the first six months of 2023.
g.Includes $0.9 billion at June 30, 2024, associated with a portion of PT-FI’s export proceeds required to be temporarily deposited in Indonesia banks for 90 days in accordance with a regulation issued by the Indonesia government.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	1,037	1,067	2,122	2,032
Sales, excluding purchases	931	1,029	2,039	1,861
Average realized price per pound	$4.48	$3.84	$4.25	$3.91
Site production and delivery costs per pound[a]	$2.56	$2.39	$2.43	$2.47
Unit net cash costs per pound[a]	$1.73	$1.47	$1.61	$1.60
Gold (thousands of recoverable ounces)
Production	443	483	992	888
Sales, excluding purchases	361	495	929	765
Average realized price per ounce	$2,299	$1,942	$2,236	$1,946
Molybdenum (millions of recoverable pounds)
Production	20	21	38	42
Sales, excluding purchases	21	20	41	39
Average realized price per pound	$21.72	$24.27	$21.06	$27.24

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

Revenues
Consolidated revenues totaled $6.6 billion in second-quarter 2024, $5.7 billion in second-quarter 2023, $12.9 billion for the first six months of 2024 and $11.1 billion for the first six months of 2023. Revenues from our mining operations and processing facilities primarily include the sale of copper cathode, copper in concentrate, copper rod, gold in concentrate and anode slimes, and molybdenum. Refer to Note 8 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended June 30	Six Months Ended June 30

Consolidated revenues - 2023 period	$5,737	$11,126
(Lower) higher sales volumes:
Copper	(378)	695
Gold	(262)	319
Molybdenum	20	50
Higher (lower) average realized prices:
Copper	596	693
Gold	129	270
Molybdenum	(53)	(255)
Adjustments for prior period provisionally priced copper sales	284	(154)
Higher Atlantic Copper revenues	152	69
Higher revenues from purchased copper	228	190
Lower treatment charges	52	24
Higher royalties and export duties	(77)	(276)
Other, including intercompany eliminations	196	194
Consolidated revenues - 2024 period	$6,624	$12,945

Sales Volumes. Consolidated sales volumes for the second quarter and first six months of 2024 were impacted by previously announced shipping delays in Indonesia associated with the timing of renewing PT-FI’s copper concentrate and anode slimes export licenses, which expired on May 31, 2024. On July 2, 2024, PT-FI was granted copper concentrate and anode slimes export licenses, which are valid through December 2024 when the full ramp-up of PT-FI’s new smelter is expected. The increase in consolidated copper and gold sales volumes for the first six months of 2024, compared to the first six months of 2023, primarily reflects higher mining and milling rates and ore grades at PT-FI.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Average realized prices in second-quarter 2024, compared with second-quarter 2023, were 17% higher for copper, 18% higher for gold and 11% lower for molybdenum. Average realized prices for the first six months of 2024, compared with the first six months of 2023, were 9% higher for copper, 15% higher for gold and 23% lower for molybdenum.
Average realized copper prices include net favorable (unfavorable) adjustments to current period provisionally priced copper sales totaling $15 million in second-quarter 2024, $(52) million in second-quarter 2023, $219 million for the first six months of 2024 and $(121) million for the first six months of 2023. As discussed in Note 5, substantially all of our copper concentrate and some cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date). We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net favorable (unfavorable) adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at March 31, 2024 and 2023, and December 31, 2023 and 2022) recorded in consolidated revenues totaled $166 million in second-quarter 2024, $(118) million in second-quarter 2023, $28 million for the first six months of 2024 and $182 million for the first six months of 2023. Refer to Notes 5 and 8 for a summary of total adjustments to prior period and current period provisionally priced sales.

At June 30, 2024, we had provisionally priced copper sales totaling 188 million pounds (net of intercompany sales and noncontrolling interests) recorded at an average of $4.33 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the June 30, 2024, recorded provisional price would have an approximate $18 million effect on 2024 revenues ($6 million to 2024 net income attributable to common stock). The LME copper price settled at $4.09 per pound on July 31, 2024.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $900 million in second-quarter 2024 and $1.6 billion for the first six months of 2024, compared with $748 million in second-quarter 2023 and $1.5 billion for the first six months of 2023. Higher revenues in the 2024 periods, compared with the 2023 periods, primarily reflect higher copper prices and sales volumes.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. Higher revenues associated with purchased copper in second-quarter 2024, compared to second-quarter 2023, primarily reflects higher volumes. The volumes of copper purchases vary depending on cathode production from our operations and totaled 64 million pounds in second-quarter 2024, 19 million pounds in second-quarter 2023, 106 million for the first six months of 2024 and 67 million for the first six months of 2023.

Treatment Charges. Revenues from our copper concentrate sales are recorded net of treatment charges (i.e., fees paid to smelters that are generally negotiated annually), which will vary with the sales volumes and the price of copper. The decrease in treatment charges in the 2024 periods, compared to the 2023 periods, primarily reflects lower copper concentrate sales volumes because of previously announced shipping delays in Indonesia associated with the timing of renewing PT-FI’s copper concentrate export license.

Royalties and Export Duties. Royalties and export duties are primarily associated with PT-FI sales. Royalties will vary with the volume of metal sold and the prices of copper and gold. Indonesia export duties of 2.5% were eliminated effective March 29, 2023, upon verification that construction progress of the new smelter exceeded 50%, and were reinstated at a rate of 7.5% in July 2023 under a revised regulation. As discussed in Note 7, PT-FI will continue to pay export duties of 7.5% on copper concentrates during the smelter ramp-up period pursuant to Indonesia regulations. PT-FI incurred export duties totaling $75 million in second-quarter 2024, $231 million for the first six months of 2024 and $18 million for the first six months of 2023.

Production and Delivery Costs
Consolidated production and delivery costs totaled $3.9 billion in second-quarter 2024, $3.5 billion in second-quarter 2023, $7.7 billion for the first six months of 2024 and $6.7 billion for the first six months of 2023. Higher costs in the 2024 periods, compared to the 2023 periods, primarily reflect higher costs of copper purchases at our downstream operations. Additionally, the first six months of 2024 included higher operating rates at PT-FI and charges totaling $98 million associated with assumed oil and gas abandonment obligations resulting from bankruptcies of other companies (refer to Note 7 for further discussion).

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and other commodity-based inputs, such as sulfuric acid, explosives, steel, reagents, liners and tires. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.56 per pound of copper in second-quarter 2024, $2.39 per pound of copper in second-quarter 2023, $2.43 per pound of copper for the first six months of 2024 and $2.47 per pound of copper for the first six months of 2023. Refer to “Operations – Unit Net Cash Costs” and “Operations – Unit Net Cash (Credits) Costs” for further discussion of unit net cash costs (credits) associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $509 million in second-quarter 2024, $547 million in second-quarter 2023, $1.1 billion for the first six months of 2024 and $0.9 billion for the first six months of 2023.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net revisions to long-term historical environmental obligations totaled

$23 million in second-quarter 2024, $60 million in second-quarter 2023, $79 million for the first six months of 2024 and $116 million for the first six months of 2023. Refer to Note 7 for further discussion.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $181 million in second-quarter 2024 and $356 million for the first six months of 2024, compared to $234 million in second-quarter 2023 and $441 million for the first six months of 2023, which included $50 million in second-quarter 2023 and $74 million for the first six months of 2023 associated with Cerro Verde’s contested tax rulings issued by the Peru Supreme Court.

Capitalized interest varies with the level of qualifying assets associated with our development projects and average interest rates on our borrowings. Capitalized interest totaled $93 million in second-quarter 2024, $62 million in second-quarter 2023, $179 million for the first six months of 2024 and $119 million for the first six months of 2023. The increase in capitalized interest costs in the 2024 periods, compared to the 2023 periods, resulted from increased construction and development projects in process, primarily related to PT-FI’s new downstream processing facilities. Refer to “Capital Resources and Liquidity – Investing Activities” for discussion of capital expenditures associated with our major development projects.

Other Income, Net
Other income, net, totaled $69 million in second-quarter 2024, $24 million in second-quarter 2023, $198 million for the first six months of 2024 and $112 million for the first six months of 2023. The 2023 periods include a $69 million charge associated with Cerro Verde’s contested tax rulings issued by the Peruvian Supreme Court. The first six months of 2024 include a credit of $26 million associated with the reduction in the accrual to indemnify PT Mineral Industri Indonesia (MIND ID) from potential losses arising from historical tax disputes (refer to Note 3).

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Six Months Ended June 30,
	2024						2023
	Income (Loss)[a]		Effective Tax Rate		Income Tax (Provision) Benefit		Income (Loss)[a]		Effective Tax Rate		Income Tax (Provision) Benefit
U.S.[b]	$(271)		—%	[c]	$(4)		$250		—%	[c]	$3
South America	800		40%		(317)		784		39%		(310)
Indonesia	2,977		36%		(1,081)		1,986		37%		(737)
Cerro Verde historical tax matters	—		N/A		—		(142)	[d]	N/A		3
PT-FI historical tax matters	16	[e]	N/A		182	[e]	(5)		N/A		(3)
Eliminations and other	182		N/A		(49)	[f]	(67)		N/A		21
Rate adjustment[g]	—		N/A		3		—		N/A		(15)
Consolidated FCX	$3,704		34%		$(1,266)		$2,806		37%		$(1,038)

a.Represents income (loss) before income taxes, equity in affiliated companies' net earnings, and noncontrolling interests.
b.In addition to our North America Copper Mines, which had operating income of $417 million for the first six months of 2024 and $668 million for the first six months of 2023 (refer to Note 8), the U.S. jurisdiction reflects non-operating sites and corporate-level expenses, which include interest expense associated with FCX’s senior notes and general and administrative expenses. The U.S. jurisdiction also includes net charges associated with oil and gas abandonment obligations and revisions to environmental obligation estimates.
c.Includes a valuation allowance release on prior year unbenefited net operating losses.
d.Reflects net charges associated with contested tax rulings issued by the Peruvian Supreme Court.
e.Refer to Note 3 for further discussion of net credits associated with closure of PT-FI’s 2021 corporate income tax audit and resolution of a framework for disputed tax matters.
f.Includes a tax benefit of $13 million associated with a favorable Supreme Court ruling in Spain, which reversed a 2016 tax law limiting Atlantic Copper’s use of net operating losses.
g.In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our consolidated tax rate.

Assuming achievement of current sales volume and cost estimates and average prices of $4.25 per pound of copper, $2,300 per ounce of gold and $20.00 per pound of molybdenum for the second half of 2024, we estimate our consolidated effective tax rate for the year 2024 would approximate 36% (which reflects an estimated effective tax rate of 38% for the second half of 2024). Changes in projected sales volumes and average prices during 2024 would incur tax impacts at estimated effective rates of 39% for Peru, 36% for Indonesia and 0% for the U.S., which excludes any impact from the U.S. Inflation Reduction Act of 2022. Our projected estimated effective tax rate of 0% for the U.S. for the year 2024 may be adjusted as regulations and additional guidance are released by the Internal Revenue Service and U.S. Department of the Treasury on key provisions of the Act (refer to Note 3).

Noncontrolling Interests
Net income attributable to noncontrolling interests, which is primarily associated with our noncontrolling shareholders at PT-FI, Cerro Verde and El Abra, totaled $0.7 billion in second-quarter 2024, $0.4 billion in second-quarter 2023, $1.4 billion for the first six months of 2024 and $0.8 billion for the first six months of 2023 (refer to Note 8 for net income attributable to noncontrolling interests for each of our business segments).

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

Based on achievement of current sales volume and cost estimates, and assuming average prices of $4.25 per pound of copper, $2,300 per ounce of gold and $20.00 per pound of molybdenum for the second half of 2024, we estimate that net income attributable to noncontrolling interests will approximate $2.6 billion for the year 2024. The impact of price changes on net income attributable to noncontrolling interests for the year 2024 would approximate $0.1 billion for each $0.25 per pound change in the average price of copper for the second half of 2024. The actual amount will depend on many factors, including relative performance of each business segment, commodity prices, costs and other factors.

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

Leaching Innovation Initiatives
We are continuing to advance a series of initiatives across our North America and South America operations to incorporate new applications, technologies and data analytics to our leaching processes. In late 2023, we achieved our initial annual run rate target of approximately 200 million pounds of copper. Incremental copper production from these initiatives totaled 55 million pounds in second-quarter 2024 (compared with 29 million pounds in second-quarter 2023) and 106 million pounds for the first six months of 2024 (compared with 51 million pounds for the first six months of 2023). We are pursuing opportunities to apply recent operational enhancements on a larger scale and we are testing new innovative technology applications that we believe have the potential for significant increases in recoverable metal beyond the current run rate.

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily at our mining operations. The costs for these studies are charged to production and delivery costs as incurred and totaled $38 million in second-quarter 2024, $51 million in second-quarter 2023, $72 million for the first six months of 2024 and $101 million for the first six months of 2023. We estimate the costs of these studies will approximate $200 million for the year 2024, subject to market conditions and other factors.

North America
We manage seven copper operations in North America – Morenci, Bagdad, Safford (including Lone Star), Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico. We also operate a copper smelter in Miami, Arizona. In addition to copper, certain of these operations produce molybdenum concentrate, gold and silver. All of the North America operations are wholly owned, except for Morenci. We record our 72% undivided joint venture interest in Morenci using the proportionate consolidation method.

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

We have a potential expansion project to more than double the concentrator capacity of the Bagdad operation in northwest Arizona. Bagdad’s reserve life currently exceeds 80 years and supports an expanded operation. In late 2023, we completed technical and economic studies, which indicated the opportunity to construct new concentrating facilities to increase copper production by 200 to 250 million pounds per year, which is more than double Bagdad’s current annual production rate. Estimated incremental project capital costs approximate $3.5 billion. Expanded operations would provide improved efficiency and reduce unit net cash costs through economies of scale. Project economics indicate that the expansion would require an incentive copper price in the range of $3.50 to $4.00 per pound and approximately three to four years to complete. The decision of whether to proceed and timing of the potential expansion will take into account overall copper market conditions, availability of labor and other factors, including progress on conversion of the existing haul truck fleet to autonomous and expanding housing alternatives to support long-range plans. In parallel, we are advancing activities for expanded tailings infrastructure projects required under long-range plans in order to advance the potential construction timeline.

We are completing projects at our Safford/Lone Star operation to increase volumes to achieve 300 million pounds of copper per year from oxide ores, which reflects expansion of the initial design capacity of 200 million pounds of copper per year. Additionally, positive drilling conducted in recent years indicates a large, mineralized district with opportunities to pursue a major expansion project. We have commenced pre-feasibility studies for a potential significant expansion and expect to complete these studies in late 2025. The decision of whether to proceed and timing of the potential expansion will take into account results of technical and economic studies, overall copper market conditions and other factors.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	298	354	612	686
Sales, excluding purchases	292	339	623	671
Average realized price per pound	$4.63	$3.92	$4.28	$4.03

Molybdenum (millions of recoverable pounds)
Production[a]	7	9	14	16

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	650,300	724,100	633,800	668,900
Average copper ore grade (%)	0.20	0.24	0.20	0.25
Copper production (millions of recoverable pounds)	209	239	420	473

Mill operations
Ore milled (metric tons per day)	290,200	315,500	298,900	306,500
Average ore grade (%):
Copper	0.29	0.33	0.30	0.34
Molybdenum	0.02	0.02	0.02	0.02
Copper recovery rate (%)	84.1	83.8	82.4	82.2
Copper production (millions of recoverable pounds)	138	172	291	326
a.Refer to “Consolidated Results” for our consolidated molybdenum sales, which include sales of molybdenum produced at the North America copper mines.

Our consolidated copper sales volumes from North America totaled 292 million pounds in second-quarter 2024, 339 million pounds in second-quarter 2023, 623 million pounds for the first six months of 2024 and 671 million pounds for the first six months of 2023. Lower copper sales in the 2024 periods, compared with the 2023 periods, primarily reflect lower ore grades and planned mill maintenance, partly offset by improved leach recovery performance.

We continue to advance initiatives to enhance productivity and improve equipment reliability to offset declines in ore grades. North America copper sales are estimated to approximate 1.3 billion pounds for the year 2024. Refer to “Outlook” for projected molybdenum sales volumes.

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

	Three Months Ended June 30,
	2024				2023
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.63		$4.63	$19.97	$3.92		$3.92	$23.08

Site production and delivery, before net noncash and other costs shown below	3.48		3.15	16.87	2.93		2.55	16.04
By-product credits	(0.43)		—	—	(0.55)		—	—
Treatment charges	0.14		0.13	—	0.13		0.13	—
Unit net cash costs	3.19		3.28	16.87	2.51		2.68	16.04
DD&A	0.36		0.33	1.21	0.29		0.26	1.15
Noncash and other costs, net	0.13	[b]	0.12	0.33	0.15	[b]	0.13	0.60
Total unit costs	3.68		3.73	18.41	2.95		3.07	17.79
Revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—	(0.03)		(0.03)	—
Gross profit per pound	$0.96		$0.91	$1.56	$0.94		$0.82	$5.29

Copper sales (millions of recoverable pounds)	293		293		341		341
Molybdenum sales (millions of recoverable pounds)[a]				7				9

	Six Months Ended June 30,
	2024				2023
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.28		$4.28	$19.18	$4.03		$4.03	$25.52

Site production and delivery, before net noncash and other costs shown below	3.35		3.03	16.35	2.92		2.55	17.81
By-product credits	(0.40)		—	—	(0.57)		—	—
Treatment charges	0.13		0.13	—	0.13		0.12	—
Unit net cash costs	3.08		3.16	16.35	2.48		2.67	17.81
DD&A	0.35		0.32	1.22	0.30		0.26	1.24
Noncash and other costs, net	0.13	[b]	0.12	0.39	0.19	[b]	0.16	1.06
Total unit costs	3.56		3.60	17.96	2.97		3.09	20.11
Revenue adjustments, primarily for pricing on prior period open sales	—		—	—	0.02		0.02	—
Gross profit per pound	$0.72		$0.68	$1.22	$1.08		$0.96	$5.41

Copper sales (millions of recoverable pounds)	626		626		676		676
Molybdenum sales (millions of recoverable pounds)[a]				14				16
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $0.05 per pound of copper in second-quarter 2024 and for the first six months of 2024, and $0.08 per pound of copper in second-quarter 2023 and for the first six months of 2023 for feasibility and optimization studies.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines of $3.19 per pound of copper in second-quarter 2024 and $3.08 per pound for the first six months of 2024 were higher than second-quarter 2023 unit net cash costs of $2.51 per pound and $2.48 per pound for the first six months of 2023, primarily reflecting the impact of lower copper production volumes, higher mining costs and lower molybdenum by-product credits.

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

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $3.10 per pound of copper for the year 2024, based on achievement of current sales volume and cost estimates, and assuming an average price of $20.00 per pound of molybdenum for the second half of 2024. North America’s average unit net cash costs for the year 2024 would change by approximately $0.02 per pound for each $2 per pound change in the average price of molybdenum for the second half of 2024.

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

Labor Matters. In April 2024, Cerro Verde reached a new four-year collective labor agreement (CLA) with one of its two unions and incurred nonrecurring charges of $65 million in second-quarter 2024 associated with the new CLA. Cerro Verde expects to begin negotiations with a second union group prior to the expiration of its CLA on August 31, 2024, and may incur additional charges in connection with these negotiations.

Development Activities. At the El Abra operations in Chile, we have completed substantial drilling and evaluations to model a large sulfide resource that would support a potential major mill project similar to the large-scale concentrator at Cerro Verde. We are engaged in planning for a potential submission of an environmental impact statement by year-end 2025, subject to ongoing stakeholder engagement and economic evaluations. In parallel, we are updating our technical studies and economic models to incorporate recent capital costs. Preliminary estimates, which remain under review, indicate that the project economics would be supported using an incentive copper price of less than $4.00 per pound. The decision of whether to proceed and timing of the potential project will take into account overall copper market conditions, required permitting and other factors.

Operating Data. Following is summary consolidated operating data for South America operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Copper (millions of recoverable pounds)
Production	298	307	578	611
Sales	302	304	586	606
Average realized price per pound	$4.39	$3.78	$4.27	$3.85

Molybdenum (millions of recoverable pounds)
Production[a]	6	5	9	11

Leach operations
Leach ore placed in stockpiles (metric tons per day)	176,100	203,600	173,300	203,800
Average copper ore grade (%)	0.39	0.33	0.40	0.33
Copper production (millions of recoverable pounds)	75	74	146	160

Mill operations
Ore milled (metric tons per day)	426,100	425,500	411,700	415,300
Average ore grade (%):
Copper	0.33	0.35	0.33	0.34
Molybdenum	0.01	0.01	0.01	0.01
Copper recovery rate (%)	83.8	82.6	83.6	83.2
Copper production (millions of recoverable pounds)	223	233	432	451
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Our consolidated copper sales from South America operations totaled 302 million pounds in second-quarter 2024, 304 million pounds in second-quarter 2023, 586 million pounds for the first six months of 2024 and 606 million pounds for the first six months of 2023. The 2024 periods, compared to the 2023 periods reflect lower volumes of leach ore placed in stockpiles, partly offset by higher leach ore grades. The first six months of 2024, compared to the first six months of 2023, also reflect lower milling rates associated with mill maintenance.

Copper sales from South America operations are expected to approximate 1.2 billion pounds for the year 2024. Refer to “Outlook” for projected molybdenum sales volumes.

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

	Three Months Ended June 30,
	2024			2023
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$4.39		$4.39	$3.78		$3.78

Site production and delivery, before net noncash and other costs shown below	2.74	[a]	2.49	2.43		2.22
By-product credits	(0.45)		—	(0.37)		—
Treatment charges	0.16		0.16	0.21		0.21
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.46		2.66	2.28		2.44
DD&A	0.38		0.34	0.44		0.39
Noncash and other costs, net	0.06	[b]	0.06	0.08	[b]	0.07
Total unit costs	2.90		3.06	2.80		2.90
Revenue adjustments, primarily for pricing on prior period open sales	0.29		0.29	(0.22)		(0.22)
Gross profit per pound	$1.78		$1.62	$0.76		$0.66

Copper sales (millions of recoverable pounds)	302		302	304		304

	Six Months Ended June 30,
	2024			2023
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$4.27		$4.27	$3.85		$3.85

Site production and delivery, before net noncash and other costs shown below	2.68	[a]	2.48	2.49		2.25
By-product credits	(0.33)		—	(0.45)		—
Treatment charges	0.17		0.17	0.19		0.19
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.53		2.66	2.24		2.45
DD&A	0.38		0.35	0.40		0.35
Noncash and other costs, net	0.06	[b]	0.06	0.08	[b]	0.07
Total unit costs	2.97		3.07	2.72		2.87
Revenue adjustments, primarily for pricing on prior period open sales	0.05		0.05	0.11		0.11
Gross profit per pound	$1.35		$1.25	$1.24		$1.09

Copper sales (millions of recoverable pounds)	586		586	606		606

a.Includes $0.22 per pound of copper in second-quarter 2024 and $0.11 per pound of copper for the first six months of 2024 associated with nonrecurring labor-related charges at Cerro Verde associated with a new CLA.
b.Includes charges totaling $0.04 per pound of copper in second-quarter 2024, second-quarter 2023, and for the first six months of 2024, and $0.03 per pound of copper for the first six months of 2023, each for feasibility and optimization studies.

Our South America operations have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for South America operations of $2.46 per pound of copper in second-quarter 2024 and $2.53 per pound for the first six months of 2024 were higher than second-quarter 2023 unit net cash costs of $2.28 per pound and $2.24 per pound for the first six months of 2023, primarily reflecting nonrecurring labor-contract charges at Cerro Verde associated with a new CLA and higher mining costs. Second-quarter 2024 unit net cash costs benefited from the impact of higher molybdenum by-product credits, while the first six months of 2024 had lower molybdenum by-product credits and copper volumes.

Revenues from Cerro Verde’s copper concentrate sales are recorded net of treatment charges, which will vary with Cerro Verde’s sales volumes and the price of copper.

Because certain assets are depreciated on a straight-line basis, South America’s unit depreciation rate may vary with asset additions and the level of copper production and sales. Higher DD&A rates per pound of copper in the 2023 periods primarily reflect a correction in the useful lives of certain fixed assets at Cerro Verde, which resulted in additional depreciation being recognized in second-quarter 2023.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

Average unit net cash costs (net of by-product credits) for South America operations are expected to approximate $2.47 per pound of copper for the year 2024, based on achievement of current sales volume and cost estimates, and assuming an average price of $20.00 per pound of molybdenum for the second half of 2024.

Indonesia
PT-FI operates one of the world’s largest copper and gold mines at the Grasberg minerals district in Central Papua, Indonesia. PT-FI produces copper concentrate that contains significant quantities of gold and silver. We have a 48.76% ownership interest in PT-FI and manage its operations. PT-FI's results are consolidated in our financial statements. Upon completion and full ramp-up of PT-FI’s new downstream processing facilities, PT-FI will be a fully integrated producer of refined copper and gold. Other than copper concentrate delivered to PT Smelting and PT-FI’s new smelter for further processing into refined products, most of PT-FI’s copper concentrate is sold under long-term contracts.

Labor Matters. In April 2024, PT-FI reached a new two-year CLA with its three employee unions at its Grasberg minerals district operations. PT-FI did not recognize any significant nonrecurring costs associated with the new CLA.

Regulatory Matters and Mining Rights. On May 31, 2024, export licenses expired for several exporters, including PT-FI. In second-quarter 2024, the Indonesia government issued various regulations to allow, under certain conditions, continued exports of copper concentrates and anode slimes through December 2024.

On July 2, 2024, PT-FI was granted copper concentrate and anode slimes export licenses, which are valid through December 2024 when the full ramp-up of PT-FI’s new smelter is expected. PT-FI will continue to pay a 7.5% export duty on copper concentrates during the smelter ramp-up period pursuant to Indonesia regulations.

As further discussed in FCX’s 2023 Form 10-K, PT-FI’s current special mining license (IUPK) enables it to conduct operations in the Grasberg minerals district through 2041. On May 30, 2024, the Indonesia government issued a regulation applicable to the country’s mineral and coal industries which outlines requirements for the granting of IUPK extensions. The regulation provides that IUPK holders may be granted a life-of-mine extension provided certain conditions are met, including ownership of integrated downstream processing facilities that have entered the operational stage; domestic ownership of at least 51% and agreement with a state-owned enterprise for an additional 10% ownership; and commitments for additional exploration and increases in refining capacity, each as approved by the Ministry of Energy and Minerals. Application for extension may be submitted at any time up to one year prior to the current IUPK expiration. PT-FI expects to apply for an extension under this new regulation during 2024. An extension would enable continuity of large-scale operations for the benefit of all stakeholders and provide growth options through additional resource development opportunities in the highly attractive Grasberg minerals district.

Operating and Development Activities. Over a multi-year investment period, PT-FI has successfully commissioned three large-scale underground mines in the Grasberg minerals district (Grasberg Block Cave, Deep Mill Level Zone and Big Gossan). Milling rates averaged 196,900 metric tons of ore per day during second-quarter 2024, which reflected reduced rates in June 2024 because of the delay in obtaining PT-FI’s export licenses, and 208,200 metric tons of ore per day for the first six months of 2024, a 12% increase from 186,100 metric tons of ore per day for the first six months of 2023. PT-FI is completing a mill recovery project with the installation of a new copper cleaner circuit, which is expected to begin commissioning in the second half of 2024.

Natural Gas Facilities. PT-FI plans to transition its existing energy source from coal to liquefied natural gas, which would meaningfully reduce PT-FI’s Scope 1 greenhouse gas emissions at the Grasberg minerals district. PT-FI’s planned investments in a new gas-fired combined cycle facility is expected to be incurred over the next four years, at a cost of approximately $1 billion, which represents an incremental cost of $0.4 billion compared to previously planned investments to refurbish the existing coal units.

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

Downstream Processing Facilities. PT-FI substantially completed construction of its new smelter in June 2024 and commenced commissioning operations. The new smelter has a capacity to process approximately 1.7 million metric tons of copper concentrate per year and is expected to begin producing copper cathodes in the coming months with ramp-up to full production targeted by year-end 2024 in line with previous expectations.

The PMR is being constructed to process gold and silver from the new smelter and PT Smelting. Construction is in progress with full production expected by year-end 2024.

During the first six months of 2024, capital expenditures for the new downstream processing facilities totaled $0.7 billion and are expected to approximate $1.0 billion for the year 2024, excluding capitalized interest and $0.3 billion of estimated commissioning and owner’s costs. As of June 30, 2024, $3.8 billion has been incurred to date for the projects.

In December 2023, PT Smelting completed an expansion of its capacity by 30% to 1.3 million metric tons of copper concentrate per year. The project was funded by PT-FI with borrowings totaling $254 million that converted to equity effective June 30, 2024, increasing PT-FI’s ownership in PT Smelting to 66% from 39.5%. As discussed in Note 1, PT-FI continues to account for its investment in PT Smelting under the equity method.

Operating Data. Following is summary consolidated operating data for Indonesia operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Copper (millions of recoverable pounds)
Production	441	406	932	735
Sales	337	386	830	584
Average realized price per pound	$4.44	$3.82	$4.23	$3.83

Gold (thousands of recoverable ounces)
Production	437	479	982	881
Sales	356	492	920	758
Average realized price per ounce	$2,299	$1,942	$2,236	$1,946

Ore extracted and milled (metric tons per day):
Grasberg Block Cave underground mine	123,500	114,800	131,400	102,300
Deep Mill Level Zone underground mine	64,400	80,200	65,900	75,100
Big Gossan underground mine	7,500	8,200	8,300	7,600
Other adjustments	1,500	3,900	2,600	1,100
Total	196,900	207,100	208,200	186,100
Average ore grades:
Copper (%)	1.30	1.15	1.31	1.16
Gold (grams per metric ton)	0.99	1.05	1.06	1.06
Recovery rates (%):
Copper	88.8	88.9	89.1	89.5
Gold	77.0	76.7	77.3	77.4
PT-FI’s consolidated copper and gold sales volumes for the second quarter and first six months of 2024 were impacted by previously announced shipping delays in Indonesia associated with the timing of renewing PT-FI’s copper concentrate and anode slimes export licenses, which expired on May 31, 2024. On July 2, 2024, PT-FI was granted copper concentrate and anode slimes export licenses, which are valid through December 2024 when the full ramp-up of PT-FI’s new smelter is expected.

PT-FI’s consolidated copper sales volumes totaled 337 million pounds in second-quarter 2024, 386 million pounds in second-quarter 2023, 830 million pounds for the first six months of 2024 and 584 million pounds for the first six months of 2023. PT-FI’s consolidated copper sales volumes for the 2024 periods benefited from higher ore grades and higher consolidated copper sales volumes for the first six months of 2024 also reflect higher mining and milling rates.

PT-FI’s consolidated gold sales volumes totaled 356 thousand ounces in second-quarter 2024, 492 thousand ounces in second-quarter 2023, 920 thousand ounces for the first six months of 2024 and 758 thousand ounces for the first six months of 2023. PT-FI’s consolidated gold sales volumes for the first six months of 2024 benefited from higher mining and milling rates.

Consolidated sales volumes from PT-FI are expected to approximate 1.7 billion pounds of copper and 1.8 million ounces of gold for the year 2024. Consolidated copper and gold production volumes from PT-FI for the year 2024 are expected to exceed 2024 sales volumes, reflecting the deferral of approximately 100 million pounds of copper and 120 thousand ounces of gold that will be processed by the new downstream processing facilities and sold as refined metal in 2025. Projected sales volumes are dependent on operational performance; the timing of ramp-up of PT-FI’s new smelter; weather-related conditions; and other factors detailed in the “Cautionary Statement” below.

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

	Three Months Ended June 30,
	2024				2023
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$4.44		$4.44	$2,299	$3.82		$3.82	$1,942

Site production and delivery, before net noncash and other costs shown below	1.59		1.01	523	1.88		1.12	569
Gold, silver and other by-product credits	(2.66)		—	—	(2.60)		—	—
Treatment charges	0.36		0.23	119	0.39		0.23	118
Export duties[a]	0.23		0.14	74	—		—	—
Royalty on metals	0.27		0.17	90	0.24		0.14	72
Unit net cash (credits) costs	(0.21)		1.55	806	(0.09)		1.49	759
DD&A	0.74		0.47	242	0.71		0.42	216
Noncash and other costs, net	0.19	[b,c]	0.12	62	0.20	[c,d]	0.12	60
Total unit costs	0.72		2.14	1,110	0.82		2.03	1,035
Revenue adjustments, primarily for pricing on prior period open sales	0.28		0.28	86	(0.14)		(0.14)	1
Gross profit per pound/ounce	$4.00		$2.58	$1,275	$2.86		$1.65	$908

Copper sales (millions of recoverable pounds)	337		337		386		386
Gold sales (thousands of recoverable ounces)				356				492

	Six Months Ended June 30,
	2024				2023
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$4.23		$4.23	$2,236	$3.83		$3.83	$1,946

Site production and delivery, before net noncash and other costs shown below	1.55		0.96	508	1.93		1.14	578
Gold, silver and other by-product credits	(2.59)		—	—	(2.68)		—	—
Treatment charges	0.36		0.22	116	0.38		0.23	115
Export duties[a]	0.28		0.17	91	0.03		0.02	9
Royalty on metals	0.25		0.16	85	0.26		0.15	73
Unit net cash (credits) costs	(0.15)		1.51	800	(0.08)		1.54	775
DD&A	0.70		0.43	230	0.72		0.43	217
Noncash and other costs, net	0.10	[b,c]	0.07	34	0.18	[c,d]	0.11	55
Total unit costs	0.65		2.01	1,064	0.82		2.08	1,047
Revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	(7)	0.19		0.19	22
PT Smelting intercompany profit	—		—	—	0.19		0.11	58
Gross profit per pound/ounce	$3.59		$2.23	$1,165	$3.39		$2.05	$979

Copper sales (millions of recoverable pounds)	830		830		584		584
Gold sales (thousands of recoverable ounces)				920				758

a.Export duties of 2.5% were eliminated effective March 29, 2023, upon verification that construction progress of the new smelter exceeded 50%, and were reinstated at a rate of 7.5% in July 2023 under a revised regulation. As discussed above and in Note 7, PT-FI will continue to pay export duties of 7.5% on copper concentrates during the smelter ramp-up period pursuant to Indonesia regulations.
b.Includes charges totaling $0.10 per pound of copper in second-quarter 2024 and $0.04 per pound of copper for the first six months of 2024 for amounts capitalized in prior years associated with construction of the new downstream processing facilities.
c.Includes charges totaling $0.06 per pound of copper in second-quarter 2024 and $0.04 per pound of copper for the first six months of 2024 for operational readiness and startup costs associated with the new downstream processing facilities and $0.03 per pound of copper in second-quarter 2023 and $0.04 per pound of copper for the first six months of 2023 for feasibility and optimization studies.
d.Includes charges totaling $0.14 per pound of copper in second-quarter 2023 and $0.09 per pound of copper for the first six months of 2023 associated with a potential administrative fine.

PT-FI’s unit net cash credits (including gold, silver and other by-product credits) were $0.21 per pound of copper in second-quarter 2024 and $0.15 per pound of copper for the first six months of 2024, compared to $0.09 per pound of copper in second-quarter 2023 and $0.08 per pound of copper for the first six months of 2023. Favorable unit net cash credits in the 2024 periods, compared with the 2023 periods, primarily reflect lower costs associated with timing of sales related to previously announced shipping delays, partly offset by higher export duties.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. PT-FI’s royalties totaled $90 million in second-quarter 2024, $92 million in second-quarter 2023, $209 million for the first six months of 2024 and $150 million for the first six months of 2023.

Export duties totaled $75 million in second-quarter 2024, $231 million for the first six months of 2024 and $18 million for the first six months of 2023. Refer to Note 7 for further discussion of PT-FI’s export duties.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate may vary with asset additions and the level of copper production and sales. The DD&A rate per pound of copper is expected to be higher in the second half of 2024, compared with the 2024 and 2023 periods, as the downstream processing facilities are placed into service.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

PT Smelting’s intercompany profit for the first six months of 2023 represents the change in the deferral of 39.5% of PT-FI’s profit on sales to PT Smelting. Beginning in 2023, PT-FI’s commercial arrangement with PT Smelting changed to a tolling arrangement and there are no further sales from PT-FI to PT Smelting. Refer to Note 1 for further discussion of PT-FI’s equity investment in PT Smelting.

Average unit net cash credits (including gold, silver and other by-product credits) for PT-FI are expected to approximate $0.07 per pound of copper for the year 2024, based on achievement of current sales volumes and cost estimates, and assuming an average price of $2,300 per ounce of gold for the second half of 2024. PT-FI’s average unit net cash credits for the year 2024 would change by approximately $0.06 per pound of copper for each $100 per ounce change in the average price of gold for the second half of 2024.

PT-FI’s projected sales volumes and unit net cash credits for the year 2024 are dependent on operational performance; the timing of the ramp-up of PT-FI’s new smelter in Indonesia; weather-related conditions; timing of shipments; and other factors. Refer to “Cautionary Statement” below, and Item 1A. “Risk Factors” contained in Part I of our 2023 Form 10-K for further discussion of factors that could cause results to differ materially from projections.

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

Operating and Development Activities. Production from the primary molybdenum operations totaled 7 million pounds of molybdenum in each of second-quarter 2024 and 2023 and 15 million pounds during both the first six months of 2024 and 2023. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our primary molybdenum operations and from our North America copper mines and South America operations. Refer to “Outlook” for projected consolidated molybdenum sales volumes and to “Markets” for a discussion of molybdenum prices.

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

Average unit net cash costs for the primary molybdenum operations of $19.41 per pound of molybdenum in second-quarter 2024 and $17.50 per pound for the first six months of 2024 were higher than average unit net cash costs of $15.99 per pound in second-quarter 2023 and $13.95 per pound for the first six months of 2023, primarily reflecting higher transitional contract-labor costs and operating and maintenance supply costs. Average unit net cash costs for the primary molybdenum operations are expected to approximate $17.00 per pound of molybdenum for the year 2024, based on achievement of current sales volumes and cost estimates. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Smelting and Refining
Through our downstream integration, we are able to assure placement of a significant portion of our copper concentrate production. We wholly own and operate the Miami smelter in Arizona, Atlantic Copper (a smelter and refinery in Spain), and the El Paso refinery in Texas.

In June 2024, PT-FI substantially completed construction of its new smelter in Indonesia and commenced commissioning operations. Further, PT-FI expects to complete its new PMR by year-end 2024. The new smelter will smelt and refine copper concentrate from PT-FI and the PMR will process anode slimes from the new smelter and PT Smelting. PT-FI also has a 66% (39.5% prior to June 30, 2024) ownership interest in PT Smelting, a copper smelter and refinery in Gresik, Indonesia (refer to Note 1). As a result, PT-FI’s operations will be fully integrated and treatment charges reflecting the cost of smelting and refining operations will be recorded in production and delivery costs (refer to “Indonesia Operations – Downstream Processing Facilities” above).

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first six months of 2024, Atlantic Copper’s copper concentrate purchases included 30% from our copper mining operations and 70% from third parties. Atlantic Copper’s treatment charges, which consist of a base rate per pound of copper and per ounce of gold, are generally fixed and represent a cost to our mining operations and income to Atlantic Copper (i.e., higher treatment charges benefit our Atlantic Copper operations). Our North America copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our Miami smelter and El Paso refinery.

We defer recognizing profits on sales from our mining operations to Atlantic Copper until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to operating income totaling $137 million ($41 million to net income attributable to common stock) in second-quarter 2024, $(39) million ($(21) million to net income attributable to common stock) in second-quarter 2023, $120 million ($36 million to net income attributable to common stock) for the first six months of 2024 and $72 million ($27 million to net income attributable to common stock) for the first six months of 2023. Our net deferred profits on our inventories at Atlantic Copper to be recognized in future periods’ operating income totaled $97 million ($30 million to net income attributable to common stock) at June 30, 2024. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings. FCX currently expects the deferral of profit recognition on sales to Atlantic Copper in third-quarter 2024 to result in a reduction to operating income of approximately $50 million (approximately $15 million to net income attributable to common stock), which will be recognized in future periods as Atlantic Copper sells final refined products to third parties.

In May 2024, the U.S. Environmental Protection Agency (EPA) amended its rule establishing standards for hazardous air pollutant emissions from primary copper smelters. We are evaluating this final rule to determine to what extent we would need to modify our processes and equipment and the costs involved, which could be significant. We expect that this final rule will impact our Miami, Arizona smelter operations, which processes a significant portion of the copper concentrate produced by our North America copper mines. We have appealed the EPA’s final rule to the Court of Appeals for the D.C. Circuit, and we have filed a petition for reconsideration to EPA, including updated information on cost and implementation of the final rule. Refer to “Governmental Regulations – Environmental and Reclamation Matters” in Items 1 and 2. “Business and Properties” contained in Part I of our 2023 Form 10-K for additional information on new and revised environmental regulatory requirements that may result in substantial increased costs for our business.

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

Based on current sales volume, cost and metal price estimates discussed in “Outlook,” our available cash and cash equivalents plus our projected consolidated operating cash flows of $7.2 billion for the year 2024 exceed our expected consolidated capital expenditures of $4.7 billion (which includes $2.3 billion for major mining projects and $1.0 billion for PT-FI’s new downstream processing facilities) for the year 2024.
We have cash on hand and the financial flexibility to fund capital expenditures and our other cash requirements for the next twelve months, including noncontrolling interest distributions, income tax payments, current common stock dividends (base and variable) and any share or debt repurchases. At June 30, 2024, we had $5.3 billion in consolidated cash and cash equivalents, and FCX, PT-FI and Cerro Verde have $3.0 billion, $1.75 billion and $350 million, respectively, of availability under their revolving credit facilities.

On July 31, 2024, PT-FI borrowed $250 million under its revolving credit facility to fund capital expenditures for PT-FI’s new downstream processing facilities.

At June 30, 2024, we had $1.0 billion in current restricted cash and cash equivalents, including $0.9 billion associated with PT-FI's export proceeds temporarily deposited in Indonesia banks for 90 days in accordance with a regulation issued by the Indonesia government.

Financial Policy. Our financial policy is aligned with our strategic objectives of maintaining a solid balance sheet, providing cash returns to shareholders and advancing opportunities for future growth. The policy includes a base dividend and a performance-based payout framework, whereby up to 50% of available cash flows generated after planned capital spending and distributions to noncontrolling interests would be allocated to shareholder returns and the balance to debt reduction and investments in value enhancing growth projects, subject to us maintaining our net debt at a level not to exceed the net debt target of $3.0 billion to $4.0 billion (excluding debt for PT-FI’s new downstream processing facilities). Our Board of Directors (Board) reviews the structure of the performance-based payout framework at least annually.

At June 30, 2024, FCX’s net debt, excluding $3.0 billion of debt for PT-FI’s new downstream processing facilities, totaled $0.3 billion (which was net of $0.9 billion of current restricted cash associated with PT-FI’s export proceeds). Refer to "Net Debt" for further discussion.

On June 26, 2024, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on August 1, 2024, to common stockholders of record as of July 15, 2024. Based on current market conditions, the base and variable dividends on our common stock are anticipated to total $0.60 per share for 2024 (including the dividends paid on February 1, 2024, May 1, 2024, and August 1, 2024), comprised of a $0.30 per share base dividend and $0.30 per share variable dividend. The declaration and payment of dividends (base or variable) are at the discretion of our Board and will depend on our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board.

In July 2024, FCX acquired 1.2 million shares of its common stock for a total cost of $59 million ($50.48 average cost per share) bringing total purchases under its $5.0 billion share repurchase program to 49.0 million shares of common stock for a cost of $1.9 billion ($38.64 average cost per share). The timing and amount of share repurchases is at the discretion of management and will depend on a variety of factors. The share repurchase program may be modified, increased, suspended or terminated at any time at our Board’s discretion.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share, taxes and other costs at June 30, 2024 (in billions):

Cash at domestic companies	$2.6
Cash at international operations	2.7	[a]
Total consolidated cash and cash equivalents	5.3
Noncontrolling interests’ share	(1.3)
Cash, net of noncontrolling interests’ share	4.0
Withholding taxes	(0.1)
Net cash available	$3.9
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

Debt
At June 30, 2024, consolidated debt totaled $9.4 billion, with a weighted-average interest rate of 5.2%. Substantially all of our outstanding debt is fixed rate.

We have $0.7 billion in scheduled senior note maturities in November 2024 with no further senior note maturities until 2027. Our total debt has an average remaining duration of approximately 10 years.

Refer to Note 4 for further discussion.

Operating Activities
We generated operating cash flows of $3.9 billion for the first six months of 2024 and $2.7 billion for the first six months of 2023. Higher operating cash flows for the first six months of 2024, compared with the first six months of 2023, primarily reflects higher copper and gold sales volumes and higher average realized prices.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $2.4 billion for the first six months of 2024 and $2.3 billion for the first six months of 2023, including amounts for major mining projects ($0.9 billion for the first six months of 2024 and $0.8 billion for the first six months of 2023), primarily associated with underground development activities in the Grasberg minerals district and for PT-FI’s new downstream processing facilities ($0.7 billion for the first six months of 2024 and $0.8 billion for the first six months of 2023).

Financing Activities
Debt Transactions. Net repayments of debt totaling $1.1 billion for the first six months of 2023 reflected the repayment of our 3.875% Senior Notes that matured in March 2023.

Cash Dividends on Common Stock. We paid cash dividends on our common stock totaling $0.4 billion during each of the first six months of 2024 and 2023. The declaration and payment of dividends (base or variable) is at the discretion of our Board and will depend on our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board. Refer to Note 4, Item 1A. “Risk Factors” contained in Part I of our 2023 Form 10-K, “Cautionary Statement” below and the discussion of our financial policy above.

Cash Dividends and Distributions Paid to Noncontrolling Interests. Cash dividends and distributions paid to noncontrolling interests at our international operations totaled $0.7 billion (including $0.6 billion from PT-FI) for the first six months of 2024 and $0.3 billion (including $0.2 billion from PT-FI ) for the first six months of 2023. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

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

As discussed in Note 7, we recorded net charges totaling $79 million for the first six months of 2024, primarily associated with changes in cost estimates for former processing facilities and historical smelter sites. In addition, we recorded net ARO additions totaling $0.4 billion in the first six months of 2024, including $0.3 billion at mining operations primarily associated with revised closure plans and cost estimates to reflect our commitment to the Global Industry Standard on Tailings Management and $0.1 billion at our oil and gas properties primarily associated with assumed abandonment obligations resulting from bankruptcies of other companies.

Refer to Note 12 of our 2023 Form 10-K for further information about contingencies associated with environmental matters and AROs.

Litigation and Other Contingencies
There have been no significant updates to our contingencies associated with legal proceedings, environmental and other matters since December 31, 2023, other than as disclosed in Note 7. Refer to Note 12 and “Legal Proceedings” contained in Part I, Item 3. of our 2023 Form 10-K, as updated by Note 7, for further information regarding litigation and other contingencies.

NEW ACCOUNTING STANDARDS

There were no significant updates to previously reported accounting standards included in Note 1 of our 2023 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

MD&A is based on our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, refer to our 2023 Form 10-K. We have not changed any of these policies from those previously disclosed in that report.

NET DEBT

We believe that net debt provides investors with information related to the performance-based payout framework in our financial policy, which requires us to maintain our net debt at a level not to exceed the net debt target of $3 billion to $4 billion, excluding debt for PT-FI’s new downstream processing facilities. We define net debt as consolidated debt less (i) consolidated cash and cash equivalents and (ii) current restricted cash associated with PT-FI's export proceeds. This information differs from consolidated debt determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for consolidated debt determined in accordance with U.S. GAAP. Our net debt, which may not be comparable to similarly titled measures reported by other companies, follows (in billions):

	As of June 30, 2024
Current portion of debt	$0.8
Long-term debt, less current portion	8.7
Consolidated debt	9.4	[a]
Less: consolidated cash and cash equivalents	5.3
Less: current restricted cash associated with PT-FI’s export proceeds[b]	0.9
FCX net debt	3.3	[a]
Less: debt for PT-FI’s new downstream processing facilities[c]	3.0
FCX net debt, excluding debt for PT-FI’s new downstream processing facilities	$0.3
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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,357		$1,357	$130	$42	$1,529
Site production and delivery, before net noncash and other costs shown below	1,022		925	110	33	1,068
By-product credits	(126)		—	—	—	—
Treatment charges	40		38	—	2	40
Net cash costs	936		963	110	35	1,108
DD&A	106		96	8	2	106
Noncash and other costs, net	37	[c]	34	2	1	37
Total costs	1,079		1,093	120	38	1,251
Other revenue adjustments, primarily for pricing on prior period open sales	3		3	—	—	3
Gross profit	$281		$267	$10	$4	$281

Copper sales (millions of recoverable pounds)	293		293
Molybdenum sales (millions of recoverable pounds)[a]				7

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.63		$4.63	$19.97
Site production and delivery, before net noncash and other costs shown below	3.48		3.15	16.87
By-product credits	(0.43)		—	—
Treatment charges	0.14		0.13	—
Unit net cash costs	3.19		3.28	16.87
DD&A	0.36		0.33	1.21
Noncash and other costs, net	0.13	[c]	0.12	0.33
Total unit costs	3.68		3.73	18.41
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—
Gross profit per pound	$0.96		$0.91	$1.56

Reconciliation to Amounts Reported

	Revenues		Production and Delivery	DD&A
Totals presented above	$1,529		$1,068	$106
Treatment charges	—		40	—
Noncash and other costs, net	—		37	—
Other revenue adjustments, primarily for pricing on prior period open sales	3		—	—
Eliminations and other	4		6	—
North America copper mines	1,536		1,151	106
Other mining[d]	6,521		4,217	386
Corporate, other & eliminations	(1,433)		(1,493)	17
As reported in our consolidated financial statements	$6,624		$3,875	$509

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $14 million ($0.05 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 8.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2023
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,337		$1,337	$200	$51	$1,588
Site production and delivery, before net noncash and other costs shown below	999		870	139	51	1,060
By-product credits	(190)		—	—	—	—
Treatment charges	46		43	—	3	46
Net cash costs	855		913	139	54	1,106
DD&A	99		87	10	2	99
Noncash and other costs, net	52	[c]	46	5	1	52
Total costs	1,006		1,046	154	57	1,257
Other revenue adjustments, primarily for pricing on prior period open sales	(11)		(11)	—	—	(11)
Gross profit (loss)	$320		$280	$46	$(6)	$320

Copper sales (millions of recoverable pounds)	341		341
Molybdenum sales (millions of recoverable pounds)[a]				9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.92		$3.92	$23.08
Site production and delivery, before net noncash and other costs shown below	2.93		2.55	16.04
By-product credits	(0.55)		—	—
Treatment charges	0.13		0.13	—
Unit net cash costs	2.51		2.68	16.04
DD&A	0.29		0.26	1.15
Noncash and other costs, net	0.15	[c]	0.13	0.60
Total unit costs	2.95		3.07	17.79
Other revenue adjustments, primarily for pricing on prior period open sales	(0.03)		(0.03)	—
Gross profit per pound	$0.94		$0.82	$5.29

Reconciliation to Amounts Reported
	Revenues		Production and Delivery	DD&A
Totals presented above	$1,588		$1,060	$99
Treatment charges	(3)		43	—
Noncash and other costs, net	—		52	—
Other revenue adjustments, primarily for pricing on prior period open sales	(11)		—	—
Eliminations and other	16		12	—
North America copper mines	1,590		1,167	99
Other mining[d]	5,756		3,939	429
Corporate, other & eliminations	(1,609)		(1,557)	19
As reported in our consolidated financial statements	$5,737		$3,549	$547

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $26 million ($0.08 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 8.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,676		$2,676	$265	$81	$3,022
Site production and delivery, before net noncash and other costs shown below	2,096		1,898	226	65	2,189
By-product credits	(253)		—	—	—	—
Treatment charges	83		80	—	3	83
Net cash costs	1,926		1,978	226	68	2,272
DD&A	217		197	17	3	217
Noncash and other costs, net	82	[c]	76	5	1	82
Total costs	2,225		2,251	248	72	2,571
Gross profit	$451		$425	$17	$9	$451

Copper sales (millions of recoverable pounds)	626		626
Molybdenum sales (millions of recoverable pounds)[a]				14

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.28		$4.28	$19.18
Site production and delivery, before net noncash and other costs shown below	3.35		3.03	16.35
By-product credits	(0.40)		—	—
Treatment charges	0.13		0.13	—
Unit net cash costs	3.08		3.16	16.35
DD&A	0.35		0.32	1.22
Noncash and other costs, net	0.13	[c]	0.12	0.39
Total unit costs	3.56		3.60	17.96
Gross profit per pound	$0.72		$0.68	$1.22

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$3,022		$2,189	$217
Treatment charges	(2)		81	—
Noncash and other costs, net	—		82	—
Eliminations and other	18		23	1
North America copper mines	3,038		2,375	218
Other mining[d]	12,799		8,107	853
Corporate, other & eliminations	(2,892)		(2,763)	33
As reported in our consolidated financial statements	$12,945		$7,719	$1,104
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $30 million ($0.05 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other mining operations as presented in Note 8.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2023
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,723		$2,723	$412	$86	$3,221
Site production and delivery, before net noncash and other costs shown below	1,975		1,720	288	78	2,086
By-product credits	(387)		—	—	—	—
Treatment charges	88		83	—	5	88
Net cash costs	1,676		1,803	288	83	2,174
DD&A	202		178	20	4	202
Noncash and other costs, net	127	[c]	108	17	2	127
Total costs	2,005		2,089	325	89	2,503
Other revenue adjustments, primarily for pricing on prior period open sales	13		13	—	—	13
Gross profit (loss)	$731		$647	$87	$(3)	$731

Copper sales (millions of recoverable pounds)	676		676
Molybdenum sales (millions of recoverable pounds)[a]				16

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.03		$4.03	$25.52
Site production and delivery, before net noncash and other costs shown below	2.92		2.55	17.81
By-product credits	(0.57)		—	—
Treatment charges	0.13		0.12	—
Unit net cash costs	2.48		2.67	17.81
DD&A	0.30		0.26	1.24
Noncash and other costs, net	0.19	[c]	0.16	1.06
Total unit costs	2.97		3.09	20.11
Other revenue adjustments, primarily for pricing on prior period open sales	0.02		0.02	—
Gross profit per pound	$1.08		$0.96	$5.41

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$3,221		$2,086	$202
Treatment charges	(9)		79	—
Noncash and other costs, net	—		127	—
Other revenue adjustments, primarily for pricing on prior period open sales	13		—	—
Eliminations and other	35		37	—
North America copper mines	3,260		2,329	202
Other mining[d]	11,068		7,441	712
Corporate, other & eliminations	(3,202)		(3,056)	32
As reported in our consolidated financial statements	$11,126		$6,714	$946
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $53 million ($0.08 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other mining operations as presented in Note 8.

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,326		$1,326	$147	$1,473
Site production and delivery, before net noncash and other costs shown below	828	[b]	754	88	842
By-product credits	(136)		—	—	—
Treatment charges	48		48	—	48
Royalty on metals	3		2	1	3
Net cash costs	743		804	89	893
DD&A	114		102	12	114
Noncash and other costs, net	19	[c]	19	—	19
Total costs	876		925	101	1,026
Other revenue adjustments, primarily for pricing on prior period open sales	87		87	3	90
Gross profit	$537		$488	$49	$537

Copper sales (millions of recoverable pounds)	302		302

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.39		$4.39
Site production and delivery, before net noncash and other costs shown below	2.74	[b]	2.49
By-product credits	(0.45)		—
Treatment charges	0.16		0.16
Royalty on metals	0.01		0.01
Unit net cash costs	2.46		2.66
DD&A	0.38		0.34
Noncash and other costs, net	0.06	[c]	0.06
Total unit costs	2.90		3.06
Other revenue adjustments, primarily for pricing on prior period open sales	0.29		0.29
Gross profit per pound	$1.78		$1.62

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,473		$842	$114
Treatment charges	(48)		—	—
Royalty on metals	(3)		—	—
Noncash and other costs, net	—		19	—
Other revenue adjustments, primarily for pricing on prior period open sales	90		—	—
Eliminations and other	(1)		(1)	—
South America operations	1,511		860	114
Other mining[d]	6,546		4,508	378
Corporate, other & eliminations	(1,433)		(1,493)	17
As reported in our consolidated financial statements	$6,624		$3,875	$509

a.Includes silver sales of 0.9 million ounces ($29.63 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes nonrecurring charges totaling $65 million ($0.22 per pound of copper) associated with labor-related charges at Cerro Verde associated with a new CLA.
c.Includes charges totaling $12 million ($0.04 per pound of copper) for feasibility studies.
d.Represents the combined total for our other segments as presented in Note 8.

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2023
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,153		$1,153	$128	$1,281
Site production and delivery, before net noncash and other costs shown below	741		678	82	760
By-product credits	(109)		—	—	—
Treatment charges	62		62	—	62
Royalty on metals	2		2	—	2
Net cash costs	696		742	82	824
DD&A	132		118	14	132
Noncash and other costs, net	24	[b]	23	1	24
Total costs	852		883	97	980
Other revenue adjustments, primarily for pricing on prior period open sales	(69)		(69)	—	(69)
Gross profit	$232		$201	$31	$232

Copper sales (millions of recoverable pounds)	304		304

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.78		$3.78
Site production and delivery, before net noncash and other costs shown below	2.43		2.22
By-product credits	(0.37)		—
Treatment charges	0.21		0.21
Royalty on metals	0.01		0.01
Unit net cash costs	2.28		2.44
DD&A	0.44		0.39
Noncash and other costs, net	0.08	[b]	0.07
Total unit costs	2.80		2.90
Other revenue adjustments, primarily for pricing on prior period open sales	(0.22)		(0.22)
Gross profit per pound	$0.76		$0.66

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,281		$760	$132
Treatment charges	(62)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		24	—
Other revenue adjustments, primarily for pricing on prior period open sales	(69)		—	—
Eliminations and other	—		(1)	—
South America operations	1,148		783	132
Other mining[c]	6,198		4,323	396
Corporate, other & eliminations	(1,609)		(1,557)	19
As reported in our consolidated financial statements	$5,737		$3,549	$547

a.Includes silver sales of 1.1 million ounces ($23.02 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $11 million ($0.04 per pound of copper) for feasibility studies.
c.Represents the combined total for our other segments as presented in Note 8.

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$2,499		$2,499	$219	$2,718
Site production and delivery, before net noncash and other costs shown below	1,571	[b]	1,456	142	1,598
By-product credits	(192)		—	—	—
Treatment charges	99		99	—	99
Royalty on metals	4		4	—	4
Net cash costs	1,482		1,559	142	1,701
DD&A	222		204	18	222
Noncash and other costs, net	37	[c]	36	1	37
Total costs	1,741		1,799	161	1,960
Other revenue adjustments, primarily for pricing on prior period open sales	32		32	—	32
Gross profit	$790		$732	$58	$790

Copper sales (millions of recoverable pounds)	586		586

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.27		$4.27
Site production and delivery, before net noncash and other costs shown below	2.68	[b]	2.48
By-product credits	(0.33)		—
Treatment charges	0.17		0.17
Royalty on metals	0.01		0.01
Unit net cash costs	2.53		2.66
DD&A	0.38		0.35
Noncash and other costs, net	0.06	[c]	0.06
Total unit costs	2.97		3.07
Other revenue adjustments, primarily for pricing on prior period open sales	0.05		0.05
Gross profit per pound	$1.35		$1.25

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,718		$1,598	$222
Treatment charges	(99)		—	—
Royalty on metals	(4)		—	—
Noncash and other costs, net	—		37	—
Other revenue adjustments, primarily for pricing on prior period open sales	32		—	—
Eliminations and other	—		(2)	—
South America operations	2,647		1,633	222
Other mining[d]	13,190		8,849	849
Corporate, other & eliminations	(2,892)		(2,763)	33
As reported in our consolidated financial statements	$12,945		$7,719	$1,104

a.Includes silver sales of $1.8 million ounces ($28.49 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to FCX’s molybdenum sales company at market-based pricing.
b.Includes nonrecurring charges totaling $65 million ($0.11 per pound of copper) associated with labor-related charges at Cerro Verde associated with a new CLA.
c.Includes charges totaling $23 million ($0.04 per pound of copper) for feasibility studies.
d.Represents the combined total for our other mining operations as presented in Note 8.

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2023
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$2,331		$2,331	$301	$2,632
Site production and delivery, before net noncash and other costs shown below	1,508		1,363	179	1,542
By-product credits	(270)		—	—	—
Treatment charges	118		118	—	118
Royalty on metals	4		3	1	4
Net cash costs	1,360		1,484	180	1,664
DD&A	239		212	27	239
Noncash and other costs, net	50	[b]	46	4	50
Total costs	1,649		1,742	211	1,953
Other revenue adjustments, primarily for pricing on prior period open sales	71		71	3	74
Gross profit	$753		$660	$93	$753

Copper sales (millions of recoverable pounds)	606		606

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.85		$3.85
Site production and delivery, before net noncash and other costs shown below	2.49		2.25
By-product credits	(0.45)		—
Treatment charges	0.19		0.19
Royalty on metals	0.01		0.01
Unit net cash costs	2.24		2.45
DD&A	0.40		0.35
Noncash and other costs, net	0.08	[b]	0.07
Total unit costs	2.72		2.87
Other revenue adjustments, primarily for pricing on prior period open sales	0.11		0.11
Gross profit per pound	$1.24		$1.09

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,632		$1,542	$239
Treatment charges	(118)		—	—
Royalty on metals	(4)		—	—
Noncash and other costs, net	—		50	—
Other revenue adjustments, primarily for pricing on prior period open sales	74		—	—
Eliminations and other	—		(2)	—
South America operations	2,584		1,590	239
Other mining[c]	11,744		8,180	675
Corporate, other & eliminations	(3,202)		(3,056)	32
As reported in our consolidated financial statements	$11,126		$6,714	$946

a.Includes silver sales of 2.1 million ounces ($23.20 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $19 million ($0.03 per pound of copper) for feasibility studies.
c.Represents the combined total for our other mining operations as presented in Note 8.

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended June 30, 2024
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$1,495		$1,495		$818	$42	$2,355
Site production and delivery, before net noncash and other costs shown below	536		340		186	10	536
Gold, silver and other by-product credits	(895)		—		—	—	—
Treatment charges	123		78		43	2	123
Export duties	75		48		26	1	75
Royalty on metals	90		57		32	1	90
Net cash (credits) costs	(71)		523		287	14	824
DD&A	248		158		86	4	248
Noncash and other costs, net	64	[b]	40		22	2	64
Total costs	241		721		395	20	1,136
Other revenue adjustments, primarily for pricing on prior period open sales	93		93		31	4	128
Gross profit	$1,347		$867		$454	$26	$1,347

Copper sales (millions of recoverable pounds)	337		337
Gold sales (thousands of recoverable ounces)					356

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.44		$4.44		$2,299
Site production and delivery, before net noncash and other costs shown below	1.59		1.01		523
Gold, silver and other by-product credits	(2.66)		—		—
Treatment charges	0.36		0.23		119
Export duties	0.23		0.14		74
Royalty on metals	0.27		0.17		90
Unit net cash (credits) costs	(0.21)		1.55		806
DD&A	0.74		0.47		242
Noncash and other costs, net	0.19	[b]	0.12		62
Total unit costs	0.72		2.14		1,110
Other revenue adjustments, primarily for pricing on prior period open sales	0.28		0.28		86
Gross profit per pound/ounce	$4.00		$2.58		$1,275

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$2,355		$536		$248
Treatment charges	(50)		73	[c]	—
Export duties	(75)		—		—
Royalty on metals	(90)		—		—
Noncash and other costs, net	—		64		—
Other revenue adjustments, primarily for pricing on prior period open sales	128		—		—
Eliminations and other	—		(1)		—
Indonesia operations	2,268		672		248
Other mining[d]	5,789		4,696		244
Corporate, other & eliminations	(1,433)		(1,493)		17
As reported in our consolidated financial statements	$6,624		$3,875		$509

a.Includes silver sales of 1.3 million ounces ($28.70 per ounce average realized price).
b.Includes charges totaling $34 million ($0.10 per pound of copper) related to the reversal of previously capitalized land lease depreciation, which related to prior years. Also, includes charges totaling $20 million ($0.06 per pound of copper) for PT-FI’s new downstream processing facilities’ operational readiness and startup costs.
c.Represents tolling costs paid to PT Smelting.
d.Represents the combined total for our other segments as presented in Note 8.

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended June 30, 2023
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$1,473		$1,473		$956	$45	$2,474
Site production and delivery, before net noncash and other costs shown below	725		432		280	13	725
Gold, silver and other by-product credits	(1,002)		—		—	—	—
Treatment charges	151		90		58	3	151
Royalty on metals	92		55		36	1	92
Net cash (credits) costs	(34)		577		374	17	968
DD&A	275		164		106	5	275
Noncash and other costs, net	77	[b]	46		30	1	77
Total costs	318		787		510	23	1,320
Other revenue adjustments, primarily for pricing on prior period open sales	(54)		(54)		1	—	(53)
Gross profit	$1,101		$632		$447	$22	$1,101

Copper sales (millions of recoverable pounds)	386		386
Gold sales (thousands of recoverable ounces)					492

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.82		$3.82		$1,942
Site production and delivery, before net noncash and other costs shown below	1.88		1.12		569
Gold, silver and other by-product credits	(2.60)		—		—
Treatment charges	0.39		0.23		118
Royalty on metals	0.24		0.14		72
Unit net cash (credits) costs	(0.09)		1.49		759
DD&A	0.71		0.42		216
Noncash and other costs, net	0.20	[b]	0.12		60
Total unit costs	0.82		2.03		1,035
Other revenue adjustments, primarily for pricing on prior period open sales	(0.14)		(0.14)		1
Gross profit per pound/ounce	$2.86		$1.65		$908

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$2,474		$725		$275
Treatment charges	(92)		59	[c]	—
Royalty on metals	(92)		—		—
Noncash and other costs, net	—		77		—
Other revenue adjustments, primarily for pricing on prior period open sales	(53)		—		—
Indonesia operations	2,237		861		275
Other mining[d]	5,109		4,245		253
Corporate, other & eliminations	(1,609)		(1,557)		19
As reported in our consolidated financial statements	$5,737		$3,549		$547

a.Includes silver sales of 1.8 million ounces ($23.07 per ounce average realized price).
b.Includes charges totaling $55 million ($0.14 per pound of copper) associated with a potential administrative fine and charges totaling $12 million ($0.03 per pound of copper) for feasibility and optimization studies.
c.Primarily represents tolling costs paid to PT Smelting.
d.Represents the combined total for our other mining operations as presented in Note 8.

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Six Months Ended June 30, 2024
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$3,512		$3,512		$2,056	$102	$5,670
Site production and delivery, before net noncash and other costs shown below	1,289		799		467	23	1,289
Gold, silver and other by-product credits	(2,152)		—		—	—	—
Treatment charges	295		183		107	5	295
Export duties	231		143		84	4	231
Royalty on metals	209		128		78	3	209
Net cash (credits) costs	(128)		1,253		736	35	2,024
DD&A	583		361		212	10	583
Noncash and other costs, net	87	[b]	54		31	2	87
Total costs	542		1,668		979	47	2,694
Other revenue adjustments, primarily for pricing on prior period open sales	7		7		(5)	(1)	1
Gross profit	$2,977		$1,851		$1,072	$54	$2,977

Copper sales (millions of recoverable pounds)	830		830
Gold sales (thousands of recoverable ounces)					920

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.23		$4.23		$2,236
Site production and delivery, before net noncash and other costs shown below	1.55		0.96		508
Gold, silver and other by-product credits	(2.59)		—		—
Treatment charges	0.36		0.22		116
Export duties	0.28		0.17		91
Royalty on metals	0.25		0.16		85
Unit net cash (credits) costs	(0.15)		1.51		800
DD&A	0.70		0.43		230
Noncash and other costs, net	0.10	[b]	0.07		34
Total unit costs	0.65		2.01		1,064
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01		(7)
Gross profit per pound/ounce	$3.59		$2.23		$1,165

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$5,670		$1,289		$583
Treatment charges	(138)		157	[c]	—
Export duties	(231)		—		—
Royalty on metals	(209)		—		—
Noncash and other costs, net	—		87		—
Other revenue adjustments, primarily for pricing on prior period open sales	1		—		—
Indonesia operations	5,093		1,533		583
Other mining[d]	10,744		8,949		488
Corporate, other & eliminations	(2,892)		(2,763)		33
As reported in our consolidated financial statements	$12,945		$7,719		$1,104

a.Includes silver sales of 3.4 million ounces ($26.76 per ounce average realized price)
b.Includes charges totaling $34 million ($0.04 per pound of copper) related to the reversal of previously capitalized land lease depreciation, which related to prior years. Also, includes charges totaling $35 million ($0.04 per pound of copper) for PT-FI’s new downstream processing facilities’ operational readiness and startup costs.
c.Represents tolling costs paid to PT Smelting.
d.Represents the combined total for our other mining operations as presented in Note 8.

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Six Months Ended June 30, 2023
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$2,238		$2,238		$1,474	$73	$3,785
Site production and delivery, before net noncash and other costs shown below	1,124		665		438	21	1,124
Gold, silver and other by-product credits	(1,564)		—		—	—	—
Treatment charges	224		133		87	4	224
Export duties	18		10		7	1	18
Royalty on metals	150		92		55	3	150
Net cash (credits) costs	(48)		900		587	29	1,516
DD&A	423		250		165	8	423
Noncash and other costs, net	107	[b]	63		42	2	107
Total costs	482		1,213		794	39	2,046
Other revenue adjustments, primarily for pricing on prior period open sales	114		114		18	(1)	131
PT Smelting intercompany profit	112		66		44	2	112
Gross profit	$1,982		$1,205		$742	$35	$1,982

Copper sales (millions of recoverable pounds)	584		584
Gold sales (thousands of recoverable ounces)					758

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.83		$3.83		$1,946
Site production and delivery, before net noncash and other costs shown below	1.93		1.14		578
Gold, silver and other by-product credits	(2.68)		—		—
Treatment charges	0.38		0.23		115
Export duties	0.03		0.02		9
Royalty on metals	0.26		0.15		73
Unit net cash (credits) costs	(0.08)		1.54		775
DD&A	0.72		0.43		217
Noncash and other costs, net	0.18	[b]	0.11		55
Total unit costs	0.82		2.08		1,047
Other revenue adjustments, primarily for pricing on prior period open sales	0.19		0.19		22
PT Smelting intercompany profit	0.19		0.11		58
Gross profit per pound/ounce	$3.39		$2.05		$979

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$3,785		$1,124		$423
Treatment charges	(143)		81	[c]	—
Export duties	(18)		—		—
Royalty on metals	(150)		—		—
Noncash and other costs, net	—		107		—
Other revenue adjustments, primarily for pricing on prior period open sales	131		—		—
PT Smelting intercompany profit	—		(112)		—
Eliminations and other	—		(1)		—
Indonesia operations	3,605		1,199		423
Other mining[d]	10,723		8,571		491
Corporate, other & eliminations	(3,202)		(3,056)		32
As reported in our consolidated financial statements	$11,126		$6,714		$946
a.Includes silver sales of 2.7 million ounces ($23.28 per ounce average realized price).
b.Includes a charge of $55 million ($0.09 per pound of copper) associated with a potential administrative fine and charges totaling $25 million ($0.04 per pound of copper) for feasibility and optimization studies.
c.Primarily represents tolling costs paid to PT Smelting.
d.Represents the combined total for our other mining operations as presented in Note 8.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended June 30,
(In millions)	2024	2023

Revenues, excluding adjustments[a]	$144	$156
Site production and delivery, before net noncash and other costs shown below	129	101
Treatment charges and other	6	6
Net cash costs	135	107
DD&A	16	14
Noncash and other costs, net	5	4
Total costs	156	125
Gross (loss) profit	$(12)	$31

Molybdenum sales (millions of recoverable pounds)[a]	7	7

Gross (loss) profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$20.71	$23.28
Site production and delivery, before net noncash and other costs shown below	18.53	15.13
Treatment charges and other	0.88	0.86
Unit net cash costs	19.41	15.99
DD&A	2.30	2.01
Noncash and other costs, net	0.71	0.59
Total unit costs	22.42	18.59
Gross (loss) profit per pound	$(1.71)	$4.69

Reconciliation to Amounts Reported
		Production
Three Months Ended June 30, 2024	Revenues	and Delivery	DD&A
Totals presented above	$144	$129	$16
Treatment charges and other	(6)	—	—
Noncash and other costs, net	—	5	—
Molybdenum mines	138	134	16
Other mining[b]	7,919	5,234	476
Corporate, other & eliminations	(1,433)	(1,493)	17
As reported in our consolidated financial statements	$6,624	$3,875	$509

Three Months Ended June 30, 2023
Totals presented above	$156	$101	$14
Treatment charges and other	(6)	—	—
Noncash and other costs, net	—	4	—
Molybdenum mines	150	105	14
Other mining[b]	7,196	5,001	514
Corporate, other & eliminations	(1,609)	(1,557)	19
As reported in our consolidated financial statements	$5,737	$3,549	$547

a.Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.
b.Represents the combined total for our other segments as presented in Note 8. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America copper mines and South America operations.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Six Months Ended June 30,
(In millions)	2024	2023

Revenues, excluding adjustments[a]	$296	$386
Site production and delivery, before net noncash and other costs shown below	245	192
Treatment charges and other	13	13
Net cash costs	258	205
DD&A	32	34
Noncash and other costs, net	8	9
Total costs	298	248
Gross (loss) profit	$(2)	$138

Molybdenum sales (millions of recoverable pounds)[a]	15	15

Gross (loss) profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$20.05	$26.36
Site production and delivery, before net noncash and other costs shown below	16.63	13.10
Treatment charges and other	0.87	0.85
Unit net cash costs	17.50	13.95
DD&A	2.19	2.32
Noncash and other costs, net	0.51	0.64
Total unit costs	20.20	16.91
Gross (loss) profit per pound	$(0.15)	$9.45

Reconciliation to Amounts Reported

		Production
Six months ended June 30, 2024	Revenues	and Delivery	DD&A
Totals presented above	$296	$245	$32
Treatment charges and other	(13)	—	—
Noncash and other costs, net	—	8	—
Molybdenum mines	283	253	32
Other mining[b]	15,554	10,229	1,039
Corporate, other & eliminations	(2,892)	(2,763)	33
As reported in our consolidated financial statements	$12,945	$7,719	$1,104

Six months ended June 30, 2023
Totals presented above	$386	$192	$34
Treatment charges and other	(13)	—	—
Noncash and other costs, net	—	9	—
Molybdenum mines	373	201	34
Other mining[b]	13,955	9,569	880
Corporate, other & eliminations	(3,202)	(3,056)	32
As reported in our consolidated financial statements	$11,126	$6,714	$946

a.Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.
b.Represents the combined total for our other segments as presented in Note 8. Also includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America and South America copper mines.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to business outlook, strategy, goals or targets; global market conditions; ore grades and milling rates; production and sales volumes; unit net cash costs (credits) and operating costs; capital expenditures; operating plans (including mine sequencing); cash flows; liquidity; PT-FI’s commissioning and ramp up of its new smelter and completion and full production at the PMR; potential extension of PT-FI’s IUPK beyond 2041; export licenses; export duties; export volumes; timing of shipments of inventoried production; our commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; execution of our energy and climate strategies and the underlying assumptions and estimated impacts on our business and stakeholders related thereto; achievement of 2030 climate targets and 2050 net zero aspiration; improvements in operating procedures and technology innovations and applications; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal and environmental proceedings; debt repurchases; and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “could,” “to be,” “potential,” “assumptions,” “guidance,” “aspirations,” “future,” “commitments,” “pursues,” “initiatives,” “objectives,” “opportunities,” “strategy” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable), and timing and amount of any share repurchases are at the discretion of our Board and management, respectively, and are subject to a number of factors, including not exceeding our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board or management, as applicable. Our share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper; PT-FI’s ability to continue to export and sell copper concentrates and anode slimes through full ramp-up of its new downstream processing facilities; changes in export duties; achieving full ramp-up of new downstream processing facilities; completion and full production at the PMR; production rates; timing of shipments; price and availability of consumables and components we purchase as well as constraints on supply and logistics, and transportation services; changes in our cash requirements, financial position, financing or investment plans; changes in general market, economic, geopolitical, regulatory or industry conditions; reductions in liquidity and access to capital; changes in tax laws and regulations; political and social risks, including the potential effects of violence in Indonesia, civil unrest in Peru, and relations with local communities and Indigenous Peoples; operational risks inherent in mining, with higher inherent risks in underground mining; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations, including the ability to smelt and refine; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; satisfaction of requirements in accordance with PT-FI's IUPK to extend mining rights from 2031 through 2041; process relating to the extension of PT-FI’s IUPK beyond 2041; cybersecurity risks; any major public health crisis; labor relations, including labor-related work stoppages and increased costs; compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks, including availability of secure water supplies; litigation results; tailings management; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2023 Form 10-K.

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

This report on Form 10-Q also contains measures such as net debt and unit net cash costs (credits) per pound of copper and molybdenum, which are not recognized under U.S. GAAP. Refer to “Operations – Unit Net Cash Costs” and “Operations – Unit Net Cash (Credits) Costs” for further discussion of unit net cash costs (credits) associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs (credits) by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements. Refer to “Net Debt” for reconciliations of consolidated debt, consolidated cash and cash equivalents, and current restricted cash associated with PT-FI’s export proceeds to net debt. For forward-looking unit net cash costs (credits) per pound of copper and molybdenum measures, we are unable to provide a reconciliation to the most comparable GAAP measure without unreasonable effort because estimating such GAAP measures and providing a meaningful reconciliation is extremely difficult and requires a level of precision that is unavailable for these future periods and the information needed to reconcile these measures is dependent upon future events, many of which are outside of our control as described above. Forward-looking non-GAAP measures are estimated consistent with the relevant definitions and assumptions.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the six-month period ended June 30, 2024. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2023 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q.

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2024.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any legal proceeding reported in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2023 Form 10-K, as updated by Note 7 herein, will have a material adverse effect on our financial condition; although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

There have been no material changes to legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” and Note 12 of our 2023 Form 10-K. Refer to Note 7 for an update on our Louisiana parishes coastal erosion cases.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2023 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended June 30, 2024.

The following table sets forth information with respect to shares of FCX common stock purchased by us during the quarter ended June 30, 2024, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
April 1-30, 2024	—		$—	—	$3,164,642,228
May 1-31, 2024	210,044	b	$52.41	—	$3,164,642,228
June 1-30, 2024	—		$—	—	$3,164,642,228
Total	210,044		$—	—
a.On November 1, 2021, our Board approved a share repurchase program authorizing repurchases of up to $3.0 billion of our common stock. On July 19, 2022, our Board authorized an increase in the share repurchase program up to $5.0 billion. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.
b.Represents shares delivered to FCX by attestation in payment of the exercise price of employee stock options.

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

Item 5. Other Information.

During the quarter ended June 30, 2024, no director or officer of FCX adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1	PT-FI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama and PT Indonesia Asahan Aluminium (Persero).		10-Q	001-11307-01	11/9/2018
2.2	Supplemental and Amendment Agreement to the PT-FI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.		10-K	001-11307-01	2/15/2019
3.1	Composite Certificate of Incorporation of FCX.	X
3.2	Amended and Restated By-Laws of FCX, effective as of June 11, 2024.		8-K	001-11307-01	6/12/2024
4.1	Description of Common Stock of FCX.	X
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
22.1	List of Subsidiary Guarantors and Subsidiary Issuers of Guaranteed Securities.		10-K	001-11307-01	2/16/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeport-McMoRan Inc.

By:	/s/ Ellie L. Mikes
Ellie L. Mikes
Vice President and Chief Accounting Officer
(authorized signatory
and Principal Accounting Officer)

Date:  August 7, 2024
S-1