Form 10-Q
period 2024-09-30
FREEPORT-MCMORAN INC
filed 2024-11-08
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On October 31, 2024, there were issued and outstanding 1,436,927,710 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2024	December 31, 2023
	(In Millions)
ASSETS
Current assets:
Cash and cash equivalents	$5,000	$4,758
Restricted cash and cash equivalents	1,117	1,208
Trade accounts receivable	979	1,209
Value added and other tax receivables	570	455
Inventories:
Product	2,709	2,472
Materials and supplies, net	2,328	2,169
Mill and leach stockpiles	1,406	1,419
Other current assets	436	375
Total current assets	14,545	14,065
Property, plant, equipment and mine development costs, net	37,750	35,295
Long-term mill and leach stockpiles	1,257	1,336
Other assets	1,848	1,810
Total assets	$55,400	$52,506

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$3,824	$3,729
Accrued income taxes	1,072	786
Current portion of debt	769	766
Current portion of environmental and asset retirement obligations	364	316
Dividends payable	218	218
Total current liabilities	6,247	5,815
Long-term debt, less current portion	8,910	8,656
Environmental and asset retirement obligations, less current portion	5,103	4,624
Deferred income taxes	4,492	4,453
Other liabilities	1,782	1,648
Total liabilities	26,534	25,196

Equity:
Stockholders’ equity:
Common stock	162	162
Capital in excess of par value	23,997	24,637
Accumulated deficit	(444)	(2,059)
Accumulated other comprehensive loss	(273)	(274)
Common stock held in treasury	(5,894)	(5,773)
Total stockholders’ equity	17,548	16,693
Noncontrolling interests	11,318	10,617
Total equity	28,866	27,310
Total liabilities and equity	$55,400	$52,506

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In Millions, Except Per Share Amounts)
Revenues	$6,790	$5,824	$19,735	$16,950
Cost of sales:
Production and delivery	4,077	3,553	11,796	10,267
Depreciation, depletion and amortization	600	533	1,704	1,479
Total cost of sales	4,677	4,086	13,500	11,746
Selling, general and administrative expenses	117	118	384	359
Exploration and research expenses	38	30	115	103
Environmental obligations and shutdown costs	20	98	115	239
Total costs and expenses	4,852	4,332	14,114	12,447
Operating income	1,938	1,492	5,621	4,503
Interest expense, net	(72)	(96)	(249)	(418)
Net gain on early extinguishment of debt	—	5	—	10
Other income, net	97	71	295	183
Income before income taxes and equity in affiliated companies’ net earnings	1,963	1,472	5,667	4,278
Provision for income taxes	(737)	(508)	(2,003)	(1,546)
Equity in affiliated companies’ net earnings	10	—	14	12
Net income	1,236	964	3,678	2,744
Net income attributable to noncontrolling interests	(710)	(510)	(2,063)	(1,284)
Net income attributable to common stockholders	$526	$454	$1,615	$1,460

Net income per share attributable to common stockholders:
Basic	$0.36	$0.31	$1.12	$1.01
Diluted	$0.36	$0.31	$1.11	$1.01

Weighted-average shares of common stock outstanding:
Basic	1,438	1,435	1,438	1,434
Diluted	1,444	1,443	1,445	1,443

Dividends declared per share of common stock	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(In Millions)
Net income	$1,236	$964	$3,678	$2,744

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	—	1	1	3
Foreign exchange gains (losses)	1	(1)	—	—
Other comprehensive income	1	—	1	3

Total comprehensive income	1,237	964	3,679	2,747
Total comprehensive income attributable to noncontrolling interests	(710)	(509)	(2,063)	(1,284)
Total comprehensive income attributable to common stockholders	$527	$455	$1,616	$1,463

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
	(In Millions)
Cash flow from operating activities:
Net income	$3,678	$2,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,704	1,479
Net charges for environmental and asset retirement obligations, including accretion	382	383
Payments for environmental and asset retirement obligations	(157)	(181)
Stock-based compensation	94	89
Net charges for defined pension and postretirement plans	29	44
Pension plan contributions	(58)	(10)
Net gain on early extinguishment of debt	—	(10)
Deferred income taxes	36	130
Change in deferred profit on PT Freeport Indonesia’s sales to PT Smelting	—	(112)
Charges for social investment programs at PT Freeport Indonesia	81	57
Payments for social investment programs at PT Freeport Indonesia	(50)	(29)
Other, net	14	59
Changes in working capital and other:
Accounts receivable	93	550
Inventories	(301)	(738)
Other current assets	(24)	7
Accounts payable and accrued liabilities	(79)	(151)
Accrued income taxes and timing of other tax payments	282	(352)
Net cash provided by operating activities	5,724	3,959

Cash flow from investing activities:
Capital expenditures:
North America copper mines	(743)	(545)
South America operations	(272)	(259)
Indonesia mining	(1,198)	(1,209)
Indonesia downstream processing facilities	(1,005)	(1,258)
Molybdenum mines	(88)	(43)
Other	(263)	(148)
Acquisition of additional ownership interest in Cerro Verde	(210)	—
Loans to PT Smelting for expansion	(28)	(109)
Proceeds from sales of assets and other, net	10	(13)
Net cash used in investing activities	(3,797)	(3,584)

Cash flow from financing activities:
Proceeds from debt	1,948	1,186
Repayments of debt	(1,699)	(2,397)
Cash dividends and distributions paid:
Common stock	(649)	(647)
Noncontrolling interests	(1,269)	(407)
Treasury stock purchases	(59)	—
Contributions from noncontrolling interests	—	50
Proceeds from exercised stock options	27	41
Payments for withholding of employee taxes related to stock-based awards	(35)	(50)
Other, net	(38)	(2)
Net cash used in financing activities	(1,774)	(2,226)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	153	(1,851)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	6,063	8,390
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$6,216	$6,539
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at June 30, 2024	1,624	$162	$24,321	$(970)	$(274)	186	$(5,835)	$17,404	$11,282	$28,686
Exercised and issued stock-based awards	—	—	1	—	—	—	—	1	—	1
Stock-based compensation, including the tender of shares	—	—	13	—	—	—	—	13	1	14
Treasury stock purchases	—	—	—	—	—	1	(59)	(59)	—	(59)
Acquisition of additional ownership interest in Cerro Verde	—	—	(125)	—	—	—	—	(125)	(90)	(215)
Dividends	—	—	(216)	—	—	—	—	(216)	(584)	(800)
Change in consolidated subsidiary ownership interests	—	—	3	—	—	—	—	3	(1)	2
Net income attributable to common stockholders	—	—	—	526	—	—	—	526	—	526
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	710	710
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at September 30, 2024	1,624	$162	$23,997	$(444)	$(273)	187	$(5,894)	$17,548	$11,318	$28,866

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at June 30, 2023	1,618	$162	$25,028	$(2,901)	$(318)	184	$(5,769)	$16,202	$9,825	$26,027
Exercised and issued stock-based awards	—	—	7	—	—	—	—	7	—	7
Stock-based compensation, including the tender of shares	—	—	14	—	—	—	(3)	11	—	11
Dividends	—	—	(216)	—	—	—	—	(216)	(116)	(332)
Net income attributable to common stockholders	—	—	—	454	—	—	—	454	—	454
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	510	510
Other comprehensive income (loss)	—	—	—	—	1	—	—	1	(1)	—
Balance at September 30, 2023	1,618	$162	$24,833	$(2,447)	$(317)	184	$(5,772)	$16,459	$10,218	$26,677

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (continued)
NINE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2023	1,619	$162	$24,637	$(2,059)	$(274)	184	$(5,773)	$16,693	$10,617	$27,310
Exercised and issued stock-based awards	5	—	54	—	—	1	—	54	—	54
Stock-based compensation, including the tender of shares	—	—	77	—	—	1	(62)	15	(2)	13
Treasury stock purchases	—	—	—	—	—	1	(59)	(59)	—	(59)
Acquisition of additional ownership interest in Cerro Verde	—	—	(125)	—	—	—	—	(125)	(90)	(215)
Dividends	—	—	(649)	—	—	—	—	(649)	(1,269)	(1,918)
Change in consolidated subsidiary ownership interests	—	—	3	—	—	—	—	3	(1)	2
Net income attributable to common stockholders	—	—	—	1,615	—	—	—	1,615	—	1,615
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	2,063	2,063
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at September 30, 2024	1,624	$162	$23,997	$(444)	$(273)	187	$(5,894)	$17,548	$11,318	$28,866

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2022	1,613	$161	$25,322	$(3,907)	$(320)	183	$(5,701)	$15,555	$9,316	$24,871
Exercised and issued stock-based awards	5	1	62	—	—	—	—	63	—	63
Stock-based compensation, including the tender of shares	—	—	74	—	—	1	(71)	3	(1)	2
Dividends	—	—	(649)	—	—	—	—	(649)	(407)	(1,056)
Contributions from noncontrolling interests	—	—	24	—	—	—	—	24	26	50
Net income attributable to common stockholders	—	—	—	1,460	—	—	—	1,460	—	1,460
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,284	1,284
Other comprehensive income	—	—	—	—	3	—	—	3	—	3
Balance at September 30, 2023	1,618	$162	$24,833	$(2,447)	$(317)	184	$(5,772)	$16,459	$10,218	$26,677

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the nine-month period ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. Dollar amounts in tables are stated in millions, except per share amounts.

Cerro Verde. In September 2024, FCX purchased 5.3 million shares of Cerro Verde common stock for a total cost of $210 million, increasing FCX’s ownership interest in Cerro Verde to 55.08% from 53.56%. As a result of the transaction, the carrying value of Cerro Verde’s noncontrolling interest was reduced by $90 million, with $125 million recorded to capital in excess to par value, including a $5 million deferred tax impact.

PT Smelting. In December 2023, PT Smelting completed an expansion of its facilities. The project was funded by PT Freeport Indonesia (PT-FI) with borrowings totaling $254 million that converted to equity effective June 30, 2024, increasing PT-FI’s ownership in PT Smelting to 66% from 39.5%.

As discussed in Note 3 of FCX’s 2023 Form 10-K, FCX has determined that PT Smelting, which is owned by PT-FI and Mitsubishi Materials Corporation, is a variable interest entity. Since mutual consent of both PT Smelting shareholders is required to make the decisions that most significantly impact the economic performance of PT Smelting, PT-FI is not the primary beneficiary. Accordingly, PT-FI is continuing to account for its investment in PT Smelting under the equity method.

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

As further discussed in Note 3, in first-quarter 2024, PT-FI recorded net credits of $215 million associated with the closure of its 2021 corporate income tax audit and resolution of the framework for Indonesia disputed tax matters. PT-FI’s net income and cash dividends associated with the settlement of this historical tax matter that originated before December 31, 2022, were attributed approximately 81% to FCX.

As discussed in Note 3 of FCX’s 2023 Form 10-K, because PT-FI did not achieve the Gold Target during the Initial Period (as defined in the PT-FI shareholders agreement), PT-FI’s net income and cash dividends associated with the sale of approximately 190,000 ounces of gold during 2023 were attributed approximately 81% to FCX.

Subsequent Events. FCX evaluated events after September 30, 2024, and through the date the consolidated financial statements were issued and determined any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$1,236	$964	$3,678	$2,744
Net income attributable to noncontrolling interests	(710)	(510)	(2,063)	(1,284)
Undistributed dividends and earnings allocated to participating securities	(6)	(5)	(6)	(5)
Net income attributable to common stockholders	$520	$449	$1,609	$1,455

Basic weighted-average shares of common stock outstanding	1,438	1,435	1,438	1,434
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units	6	8	7	9
Diluted weighted-average shares of common stock outstanding	1,444	1,443	1,445	1,443

Net income per share attributable to common stockholders:
Basic	$0.36	$0.31	$1.12	$1.01
Diluted	$0.36	$0.31	$1.11	$1.01

Shares associated with outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. There were no shares of common stock associated with outstanding stock options excluded in any of the periods shown above.

NOTE 3. INCOME TAXES

Geographic sources of FCX’s benefit (provision) for income taxes follow:

	Nine Months Ended
	September 30,
	2024	2023
U.S.	$30	$3
International	(2,033)	(1,549)
Total	$(2,003)	$(1,546)

FCX’s consolidated effective income tax rate is a function of the various rates in the jurisdictions where it operates and was 35% for the first nine months of 2024, and 36% for the first nine months of 2023. The 2024 effective income tax rate reflects net benefits of (i) $182 million related to closure of PT-FI’s 2021 corporate income tax audit and resolution of the framework for Indonesia disputed tax matters (see below for further discussion) and (ii) $36 million associated with the closure of FCX’s 2017 and 2018 U.S. federal income tax exams. The 2023 effective income tax rate reflects the impact of pre-tax, nondeductible charges totaling $142 million for the first nine months of 2023 associated with contested tax rulings issued by the Peruvian Supreme Court.

FCX expects its U.S. jurisdiction to generate net losses for the year 2024 that will not result in a realized tax benefit; accordingly, applicable accounting rules require FCX to adjust its estimated annual effective tax rate to exclude the impact of U.S. net losses.

PT-FI Historical Tax Matters. In conjunction with closure of PT-FI’s 2021 corporate income tax audit and resolution of the framework for Indonesia disputed tax matters in first-quarter 2024, PT-FI recorded net credits of $215 million, including $199 million to provision for income taxes, $8 million to production and delivery and $8 million to interest expense, net. In addition, FCX recognized a charge of $17 million to provision for income taxes related to withholding taxes and a credit of $26 million in other income, net associated with the reduction in the related accrual to indemnify MIND ID from potential losses arising from historical tax disputes.

Resolution of the framework for Indonesia disputed tax matters also resulted in a decrease of unrecognized tax benefits of $276 million and a decrease of $43 million in related interest and penalties, as well as a decrease in contingencies related to Indonesia tax matters of $179 million, including a $35 million decrease associated with penalties and interest. Refer to Notes 11 and 12 of FCX’s 2023 Form 10-K for further discussion.

Uncertain Tax Positions. As further discussed in Note 7, in May 2024, an arbitration tribunal rejected FCX’s and Cerro Verde’s claims relating to the assessment of mining royalties on ore processed by the Cerro Verde concentrator for the period from December 2006 to December 2013. Cerro Verde had previously paid the full amount of these disputed tax assessments, including the related interest and penalties, and a full reserve had been applied against these amounts; as such, the decision by the arbitration tribunal had no impact on FCX’s consolidated financial statements. FCX has reduced its unrecognized tax benefits by $269 million and related interest and penalties by $319 million (refer to Note 11 of FCX’s 2023 Form 10-K for a summary of unrecognized tax benefits and related interest and penalties).

U.S. Inflation Reduction Act of 2022. The provisions of the U.S. Inflation Reduction Act of 2022 (the Act) became applicable to FCX on January 1, 2023. The Act includes, among other provisions, a new Corporate Alternative Minimum Tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average annual AFSI exceeding $1.0 billion over a three-year period.

In September 2024, the Internal Revenue Service (IRS) issued proposed regulations that provide guidance on the application of CAMT, which is not final and subject to change. Based on the proposed guidance released by the IRS, FCX has determined that the provisions of the Act would not impact its financial results for the first nine months of 2024 or for the year 2023.

Pillar Two of the Global Anti-Base Erosion Rules. In December 2021, the Organisation for Economic Co-operation and Development (OECD) published a framework for Pillar Two of the Global Anti-Base Erosion Rules, which was designed to coordinate participating jurisdictions in updating the international tax system to ensure that large multinational companies pay a minimum level of income tax. Recommendations from the OECD regarding a global minimum income tax and other changes are being considered and/or implemented in jurisdictions where FCX operates. At current metals market prices, FCX does not expect enactment of the recommended framework in jurisdictions where it operates to materially impact its financial results.

NOTE 4. DEBT AND EQUITY

The components of debt follow:

	September 30, 2024	December 31, 2023
PT-FI revolving credit facility	$250	$—
Senior notes and debentures:
Issued by FCX	6,010	6,005
Issued by PT-FI	2,982	2,980
Issued by Freeport Minerals Corporation	353	354
Other	84	83
Total debt	9,679	9,422
Less current portion of debt	(769)	(766)
Long-term debt	$8,910	$8,656

Revolving Credit Facilities. FCX and PT-FI have a $3.0 billion, unsecured revolving credit facility that matures in October 2027. Under the terms of the revolving credit facility, FCX may obtain loans and issue letters of credit in an aggregate amount of up to $3.0 billion, with letters of credit issuance limited to $1.5 billion and PT-FI’s capacity limited to $500 million. At September 30, 2024, there were no borrowings and $7 million in letters of credit issued under FCX’s revolving credit facility.

At September 30, 2024, PT-FI had $250 million in borrowings outstanding under its $1.75 billion unsecured revolving credit facility that matures in November 2028, and Cerro Verde had no borrowings outstanding under its $350 million unsecured revolving credit facility that matures in May 2027.
At September 30, 2024, FCX, PT-FI and Cerro Verde were in compliance with their respective credit facility’s covenants.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $173 million in third-quarter 2024, $165 million in third-quarter 2023, $529 million for the first nine months of 2024 and $606 million for the first nine months of 2023. Consolidated interest costs (before capitalization) include a credit of $11 million in the 2024 periods associated with the closure of FCX’s 2017 and 2018 U.S. federal income tax exams and a credit of $13 million in the 2023 periods for the settlement of interest on Cerro Verde’s historical profit sharing liability. Additionally, the first nine months of 2023 included $74 million of interest charges associated with contested tax rulings issued by the Peruvian Supreme Court.

Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $101 million in third-quarter 2024, $69 million in third-quarter 2023, $280 million for the first nine months of 2024 and $188 million for the first nine months of 2023. The increase in capitalized interest costs in the 2024 periods compared to the 2023 periods, primarily resulted from increased construction and development costs for projects in progress, primarily at PT-FI’s new smelter and precious metals refinery (PMR) (collectively PT-FI’s new downstream processing facilities).

Share Repurchase Program and Dividends. In July 2024, FCX acquired 1.2 million shares of its common stock for a total cost of $59 million ($50.48 average cost per share) bringing total purchases under its $5.0 billion share repurchase program to 49.0 million shares of common stock for a cost of $1.9 billion ($38.64 average cost per share). The timing and amount of share repurchases are at the discretion of management and will depend on a variety of factors. The share repurchase program may be modified, increased, suspended or terminated at any time at FCX’s Board of Directors’ (Board) discretion.

On September 25, 2024, FCX’s Board declared cash dividends totaling $0.15 per share on its common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on November 1, 2024, to common stockholders of record as of October 15, 2024. The declaration and payment of dividends (base or variable) are at the discretion of FCX’s Board, and will depend on FCX’s financial results, cash requirements, global economic conditions and other factors deemed relevant by FCX’s Board.

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

Derivatives Designated as Hedging Instruments - Fair Value Hedges.
Copper Futures and Swap Contracts. Some of FCX’s U.S. copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the nine-month periods ended September 30, 2024 and 2023. At September 30, 2024, FCX held copper futures and swap contracts that qualified for hedge accounting for 101 million pounds at an average contract price of $4.30 per pound, with maturities through September 2026.

Summary of Gains (Losses). A summary of realized and unrealized gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$12	$2	$22	$(9)
Hedged item – firm sales commitments	(12)	(2)	(22)	9

Realized (losses) gains:
Matured derivative financial instruments	—	(4)	29	(1)

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

A summary of FCX’s embedded derivatives at September 30, 2024, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	327	$4.23	$4.43	February 2025
Gold (thousands of ounces)	218	2,492	2,654	December 2024
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	26	4.29	4.42	December 2024

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At September 30, 2024, Atlantic Copper held net copper forward sales contracts for 112 million pounds at an average contract price of $4.22 per pound, with maturities through December 2024.

Summary of Gains (Losses). A summary of realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Embedded derivatives in provisional sales contracts:[a]
Copper	$29	$(30)	$276	$31
Gold and other metals	81	(10)	170	12
Copper forward contracts[b]	(19)	(1)	(45)	(3)
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments.
A summary of the fair values of unsettled commodity derivative financial instruments follows:

	September 30, 2024	December 31, 2023
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$27	$4
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	108	76
Total derivative assets	$135	$80

Commodity Derivative Liabilities:
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	11	23
Copper forward contracts	23	1
Total derivative liabilities	$34	$24
FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.

A summary of these net unsettled commodity contracts in the balance sheet follows:

	Assets		Liabilities
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023

Gross amounts recognized:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	$108	$76	$11	$23
Copper derivatives	27	4	23	1
	135	80	34	24

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	3	—	3	—
	3	—	3	—

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	105	76	8	23
Copper derivatives	27	4	23	1
	$132	$80	$31	$24

Balance sheet classification:
Trade accounts receivable	$101	$76	$4	$2
Other current assets	26	4	—	—
Accounts payable and accrued liabilities	5	—	27	22
	$132	$80	$31	$24

Credit Risk. FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of September 30, 2024, the maximum amount of credit exposure associated with derivative transactions was $135 million.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents. The following table provides a reconciliation of total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows:

	September 30, 2024	December 31, 2023
Balance sheet components:
Cash and cash equivalents[a]	$5,000	$4,758
Restricted cash and cash equivalents, current[b]	1,117	1,208
Restricted cash and cash equivalents, long-term - included in other assets	99	97
Total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$6,216	$6,063
a.Includes (i) time deposits of $0.1 billion at September 30, 2024, and $0.3 billion at December 31, 2023, and (ii) cash designated for PT-FI’s new downstream processing facilities totaling $0.2 billion at December 31, 2023.
b.Includes (i) $1.0 billion at September 30, 2024, and $1.1 billion at December 31, 2023, associated with 30% of PT-FI’s export proceeds required to be temporarily deposited in Indonesia banks for 90 days in accordance with a regulation issued by the Indonesia government and (ii) $0.1 billion at each of September 30, 2024, and December 31, 2023, in assurance bonds to support PT-FI’s commitment for its new downstream processing facilities.

NOTE 6. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during third-quarter 2024.

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

	At September 30, 2024
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$28	$28	$28	$—	$—	$—
Equity securities	9	9	—	9	—	—
Total	37	37	28	9	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	68	68	68	—	—	—
Government mortgage-backed securities	52	52	—	—	52	—
Corporate bonds	36	36	—	—	36	—
Government bonds and notes	30	30	—	—	30	—
Money market funds	21	21	—	21	—	—
Asset-backed securities	14	14	—	—	14	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	222	222	68	21	133	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	108	108	—	—	108	—
Copper futures and swap contracts	27	27	—	16	11	—

Total	135	135	—	16	119	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a,d]	4	4	—	—	—	4

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	11	11	—	—	11	—
Copper forward contracts	23	23	—	14	9	—

Total	34	34	—	14	20	—

Long-term debt, including current portion[e]	9,679	9,877	—	—	9,877	—

	At December 31, 2023
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$27	$27	$27	$—	$—	$—
Equity securities	6	6	—	6	—	—
Total	33	33	27	6	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	65	65	65	—	—	—
Government mortgage-backed securities	51	51	—	—	51	—
Government bonds and notes	37	37	—	—	37	—
Corporate bonds	29	29	—	—	29	—
Money market funds	17	17	—	17	—	—
Asset-backed securities	12	12	—	—	12	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	212	212	65	17	130	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	76	76	—	—	76	—
Copper futures and swap contracts	4	4	—	3	1	—
Total	80	80	—	3	77	—

Contingent consideration for the sale of the Deepwater GOM oil and gas properties[a,d]	50	42	—	—	—	42

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	23	23	—	—	23	—
Copper forward contracts	1	1	—	1	—	—
Total	24	24	—	1	23	—

Long-term debt, including current portion[e]	9,422	9,364	—	—	9,364	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes amounts included in restricted cash and cash equivalents and other assets (which approximated fair value), primarily amounts associated with (i) PT-FI’s export proceeds ($1.0 billion at September 30, 2024, and $1.1 billion at December 31, 2023), (ii) assurance bonds to support PT-FI’s commitment for new downstream processing facilities ($0.1 billion at each of September 30, 2024, and December 31, 2023) and (iii) PT-FI’s mine closure and reclamation guarantees ($0.1 billion at each of September 30, 2024, and December 31, 2023).
c.Refer to Note 5 for further discussion and balance sheet classifications.
d.FCX has an overriding royalty interest payable associated with the contingent consideration for the sale of Deepwater GOM oil and gas properties which totaled $1 million at September 30, 2024, and $12 million at December 31, 2023.
e.Recorded at cost except for debt assumed in acquisitions, which are recorded at fair value at the respective acquisition dates.

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

In December 2016, FCX’s sale of its Deepwater GOM oil and gas properties included up to $150 million in contingent consideration (to be received over time) that was recorded at the total amount under the loss recovery approach. The fair value of this contingent consideration was calculated based on a discounted cash flow model using inputs that include third-party estimates for reserves, production rates and production timing, and discount rates. Because significant inputs are not observable in the market, the contingent consideration is classified within Level 3 of the fair value hierarchy. In third-quarter 2024, FCX determined that only $4 million of the remaining balance was collectible and recorded a net impairment of $32 million (consisting of a $42 million impairment to the contingent consideration receivable and an offsetting reduction of $10 million to the related overriding royalty interest payable).

Long-term debt, including current portion, is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at September 30, 2024, as compared with those techniques used at December 31, 2023.

NOTE 7. CONTINGENCIES AND COMMITMENTS

Environmental
Refer to Note 12 of FCX’s 2023 Form 10-K for further discussion of FCX’s environmental obligations.

FCX recorded net charges for adjustments to environmental obligations totaling $82 million for the first nine months of 2024, primarily associated with changes in cost estimates for former processing facilities and historical smelter sites.

Asset Retirement Obligations
Refer to Note 12 of FCX’s 2023 Form 10-K for further discussion of FCX’s asset retirement obligations (AROs).

Mining Operations. FCX recorded net ARO additions at mining operations totaling $275 million for the first nine months of 2024, primarily associated with revised closure plans and cost estimates to reflect FCX’s commitment to the Global Industry Standard on Tailings Management (Tailings Standard). FCX may record additional ARO adjustments as it continues to update estimates to conform with the Tailings Standard.

Oil and Gas Properties. Freeport-McMoRan Oil & Gas (FM O&G) recorded net ARO additions totaling $115 million for the first nine months of 2024, of which $99 million was associated with assumed oil and gas abandonment obligations resulting from bankruptcies of other companies that was charged to production and delivery costs. FM O&G, as a predecessor-in-interest in oil and natural gas leases, is in the chain of title with unrelated third parties either directly or by virtue of divestiture of certain oil and natural gas assets previously owned and assigned by its subsidiaries. Certain counterparties in these divestiture transactions or third parties in existing leases have filed for bankruptcy protection or undergone associated reorganizations and have not performed the required abandonment obligations. Accordingly, regulations or federal laws require that other working interest owners, including FM O&G, assume such obligations.

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

Indonesia Regulatory Matters
Refer to Notes 12, 13 and 14 of FCX’s 2023 Form 10-K for further discussion of Indonesia regulatory matters.

Export Licenses. On July 2, 2024, PT-FI was granted copper concentrate and anode slimes export licenses, which are valid through December 2024. Pursuant to the Indonesia regulations, PT-FI is continuing to pay a 7.5% export duty on copper concentrates. See below for further discussion of the recent fire event at PT-FI's new smelter facility.

Special Mining Business License (IUPK). Pursuant to regulations issued during 2024, PT-FI is eligible to apply for an extension of its mining rights beyond 2041, provided certain conditions are met, including ownership of integrated downstream facilities that have entered the operational stage; domestic ownership of at least 51% and agreement with a state-owned enterprise for an additional 10% ownership; and commitments for additional exploration and increases in refining capacity, each as approved by the Ministry of Energy and Minerals. Application for extension may be submitted at any time up to one year prior to the expiration of its current IUPK. PT-FI is currently preparing its application submittal. In connection with PT-FI’s application for extension, FCX is working to reach terms with MIND ID on a purchase and sale agreement for the transfer in 2041 of an additional 10% interest in PT-FI.

PT-FI’s New Downstream Processing Facilities Fire Incident
On October 14, 2024, a fire occurred during commissioning of PT-FI’s new smelter in Gresik, Indonesia, following an equipment malfunction in the smelter furnace. The fire resulted in damage to a gas cleaning facility (electrostatic precipitator plant) and infrastructure for the production of sulfuric acid. There were no injuries. Smelter start-up operations have been temporarily suspended pending remediation activities. Mining operations in Central Papua and the completion and ramp-up of the PMR project have not been impacted.

PT-FI has substantially completed initial damage assessments and currently estimates repair costs to approximate $100 million, which are expected to be offset through recovery under construction insurance programs.

Remediation plans are in progress, including the procurement of long-lead items. Based on current delivery timelines, which continue to be evaluated, PT-FI currently expects to recommence start-up operations by mid-2025. Efforts are under way to expedite equipment orders to potentially improve the schedule.

PT-FI is working with the Indonesia government to allow continued exports of copper concentrates until full ramp-up is achieved, including seeking an increase to the permitted quota for 2024.

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

For comparative purposes, the 2023 tables have been adjusted to conform with the current year presentation, primarily for the combination of the Grasberg minerals district and PT-FI’s new downstream processing facilities. PT FI’s new downstream processing facilities will exclusively receive concentrate from the Grasberg minerals district, which reflects PT-FI’s integrated and dependent operations within Indonesia (i.e., Indonesia operations). The PMR will receive anode slimes from the smelter and from PT Smelting. FCX's Chief Executive Officer, identified as its chief operating decision maker under business segment accounting guidance, makes executive management decisions, including resource allocation and mine planning, for the Indonesia operations as a single business segment.

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

Product Revenues. FCX’s revenues attributable to the products it sold for the third quarter and first nine months of 2024 and 2023 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Copper:
Cathode	$2,070	$1,731	$6,248	$4,912
Concentrate	1,786	1,965	5,199	5,241
Rod and other refined copper products	1,012	992	2,939	2,797
Purchased copper[a]	154	71	620	347
Gold	1,394	854	3,497	2,384
Molybdenum	454	479	1,351	1,562
Silver and other	169	136	457	439
Adjustments to revenues:
Royalty expense[b]	(131)	(80)	(344)	(234)
Treatment charges	(99)	(151)	(318)	(394)
PT-FI export duties[c]	(129)	(133)	(360)	(147)	[d]
Revenues from contracts with customers	6,680	5,864	19,289	16,907
Embedded derivatives[e]	110	(40)	446	43
Total consolidated revenues	$6,790	$5,824	$19,735	$16,950
a.FCX purchases copper cathode primarily for processing by its Rod & Refining operations.
b.Reflects royalties on sales from PT-FI and Cerro Verde that will vary with the volume of metal sold and prices.
c.Export duties of 2.5% were eliminated effective March 29, 2023, upon verification that construction progress of the new smelter exceeded 50% and were reinstated at a rate of 7.5% in July 2023 under a revised regulation. As discussed in Note 7, PT-FI is continuing to pay export duties of 7.5% on copper concentrates.
d.Includes credits totaling $18 million associated with adjustments to prior-period export duties.
e.Refer to Note 5 for discussion of embedded derivatives related to FCX’s provisionally priced copper concentrate and cathode sales contracts.

Financial Information by Business Segment

												Atlantic	Corporate,
	North America Copper Mines			South America Operations								Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Operations		Mines	Refining	& Refining	nations		Total
Three Months Ended September 30, 2024
Revenues:
Unaffiliated customers	$40	$12	$52	$886		$237	$1,123	$2,856		$—	$1,560	$759	$440	[a]	$6,790
Intersegment	553	986	1,539	193		—	193	126		132	11	6	(2,007)		—
Production and delivery	492	811	1,303	630	[b]	187	817	918		140	1,562	754	(1,417)		4,077
Depreciation, depletion and amortization (DD&A)	47	62	109	92		18	110	340		19	2	6	14		600
Selling, general and administrative expenses	—	1	1	2		—	2	32		—	—	6	76		117
Exploration and research expenses	4	4	8	3		(1)	2	2		—	—	—	26		38
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	20		20
Operating income (loss)	50	120	170	352		33	385	1,690		(27)	7	(1)	(286)		1,938
Interest expense, net	—	—	—	6		—	6	10		—	—	10	46	[c]	72
Other (expense) income, net	(1)	10	9	22		(2)	20	42		—	(1)	(7)	34		97
Provision for (benefit from) income taxes	—	—	—	148		10	158	625		—	—	1	(47)		737
Equity in affiliated companies’ net earnings	—	—	—	—		—	—	6		—	—	—	4		10
Net income (loss) attributable to noncontrolling interests	—	—	—	114	[d]	12	126	601	[e]	—	—	—	(17)		710

Total assets at September 30, 2024	3,172	6,647	9,819	8,276		2,013	10,289	27,474		1,955	294	1,491	4,078		55,400
Capital expenditures	48	215	263	82		18	100	713		25	7	28	63		1,199

Three Months Ended September 30, 2023
Revenues:
Unaffiliated customers	$17	$22	$39	$822		$203	$1,025	$2,030		$—	$1,566	$692	$472	[a]	$5,824
Intersegment	624	994	1,618	219		—	219	65		147	12	8	(2,069)		—
Production and delivery	480	799	1,279	649		178	827	672		120	1,566	680	(1,591)		3,553
DD&A	47	63	110	94		17	111	271		14	2	7	18		533
Selling, general and administrative expenses	—	1	1	3		—	3	32		—	—	6	76		118
Exploration and research expenses	2	4	6	2		—	2	—		—	—	—	22		30
Environmental obligations and shutdown costs	—	4	4	—		—	—	—		—	—	—	94		98
Operating income (loss)	112	145	257	293		8	301	1,120		13	10	7	(216)		1,492
Interest expense, net	—	1	1	(10)	[f]	—	(10)	9		—	—	8	88		96
Net gain on early extinguishment of debt	—	—	—	—		—	—	—		—	—	—	5		5
Other (expense) income, net	(2)	(9)	(11)	(9)		13	4	30		—	—	5	43		71
Provision for (benefit from) income taxes	—	—	—	119		12	131	419		—	—	—	(42)		508
Equity in affiliated companies’ net (losses) earnings	—	—	—	—		—	—	(2)		—	—	—	2		—
Net income attributable to noncontrolling interests	—	—	—	84	[d]	14	98	392	[e]	—	—	—	20		510

Total assets at September 30, 2023	3,171	5,799	8,970	8,227		1,893	10,120	24,438		1,747	288	1,176	4,909		51,648
Capital expenditures	53	114	167	61		15	76	854		21	2	20	38		1,178

Financial Information by Business Segment (continued)

												Atlantic	Corporate,
	North America Copper Mines			South America Operations								Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Operations		Mines	Refining	& Refining	nations		Total
Nine Months Ended September 30, 2024
Revenues:
Unaffiliated customers	$90	$62	$152	$2,787		$699	$3,486	$7,689		$—	$4,742	$2,330	$1,336	[a]	$19,735
Intersegment	1,680	2,797	4,477	477		—	477	386		415	32	8	(5,795)		—
Production and delivery	1,389	2,289	3,678	1,912	[b]	538	2,450	2,451		393	4,741	2,263	(4,180)		11,796
DD&A	140	187	327	281		51	332	923		51	4	20	47		1,704
Selling, general and administrative expenses	1	2	3	6		—	6	93		—	—	21	261		384
Exploration and research expenses	13	21	34	9		2	11	8		—	—	—	62		115
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	115		115
Operating income (loss)	227	360	587	1,056		108	1,164	4,600		(29)	29	34	(764)		5,621

Interest expense, net	—	1	1	16		—	16	17		—	—	28	187	[c]	249
Other (expense) income, net	(1)	9	8	38		11	49	110		—	(1)	1	128		295
Provision for (benefit from) income taxes	—	—	—	430		45	475	1,524	[g]	—	—	(11)	15		2,003
Equity in affiliated companies’ net earnings	—	—	—	—		—	—	7		—	—	—	7		14
Net income attributable to noncontrolling interests	—	—	—	332	[d]	48	380	1,664	[e]	—	—	—	19		2,063
Capital expenditures	139	604	743	209		63	272	2,203		88	23	88	152		3,569

Nine Months Ended September 30, 2023
Revenues:
Unaffiliated customers	$75	$133	$208	$2,563		$627	$3,190	$5,268		$—	$4,552	$2,185	$1,547	[a]	$16,950
Intersegment	1,787	2,922	4,709	638		—	638	432		520	28	19	(6,346)		—
Production and delivery	1,284	2,324	3,608	1,878		539	2,417	1,871	[h]	321	4,558	2,139	(4,647)		10,267
DD&A	132	180	312	302		48	350	694		48	4	21	50		1,479
Selling, general and administrative expenses	1	2	3	7		—	7	90		—	—	21	238		359
Exploration and research expenses	8	35	43	6		2	8	—		—	—	—	52		103
Environmental obligations and shutdown costs	—	26	26	—		—	—	—		—	—	—	213		239
Operating income (loss)	437	488	925	1,008		38	1,046	3,045		151	18	23	(705)		4,503

Interest expense, net	—	1	1	74	[f]	—	74	28		—	—	22	293		418
Net gain on early extinguishment of debt	—	—	—	—		—	—	—		—	—	—	10		10
Other (expense) income, net	(4)	(8)	(12)	(36)		11	(25)	90		(1)	(1)	—	132		183
Provision for (benefit from) income taxes	—	—	—	419		19	438	1,159		—	—	—	(51)		1,546
Equity in affiliated companies’ net earnings	—	—	—	—		—	—	9		—	—	—	3		12
Net income (loss) attributable to noncontrolling interests	—	—	—	242	[d]	34	276	1,031	[e]	—	—	—	(23)		1,284
Capital expenditures	176	369	545	179		80	259	2,467		43	9	43	96		3,462

Financial Information by Business Segment (continued)
a.Includes revenues from FCX's molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America copper mines and South America operations.
b.Includes nonrecurring labor-related charges totaling $34 million in third-quarter 2024 and $99 million for the first nine months of 2024 associated with Cerro Verde’s new collective labor agreements with its two unions.
c.The third quarter and first nine months of 2024 include an $11 million credit associated with the closure of FCX’s 2017 and 2018 U.S. federal income tax exams.
d.Beginning in September 2024, FCX's interest in Cerro Verde is 55.08%, and prior to September 2024 was 53.56%.
e.Refer to Note 1 for further discussion of the attribution of PT-FI’s net income or loss.
f.The third quarter and first nine months of 2023 include a $13 million credit for the settlement of interest on Cerro Verde’s historical profit sharing liability. The first nine months of 2023 also includes $74 million of interest charges associated with contested tax rulings issued by the Peruvian Supreme Court.
g.Includes a net benefit to income taxes totaling $182 million associated with the closure of PT-FI’s 2021 corporate income tax audit and resolution of the framework for Indonesia disputed tax matters.
h.Includes a $55 million charge for a potential administrative fine. Refer to Note 12 of FCX’s 2023 Form 10-K for further discussion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of September 30, 2024, the related consolidated statements of income, comprehensive income, and equity for the three- and nine-month periods ended September 30, 2024 and 2023, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 8, 2024

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us” and “our” refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below include forward-looking statements that are not guarantees of future performance and are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements (Unaudited). Throughout MD&A, all references to income or losses per share are on a diluted basis. Any references to our website are for information only and the contents of our website or information connected thereto are not incorporated in, or otherwise to be regarded as part of, this Form 10-Q.

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

We remain focused on execution of our operating plans, while continuing to prioritize productivity and cost control, and advancing initiatives for long-term organic growth. We continue to make progress on our leach innovation initiatives, with incremental copper production from these initiatives totaling 164 million pounds for the first nine months of 2024, compared with 97 million pounds for the first nine months of 2023. We believe positive market fundamentals justify a favorable long-term outlook for copper, supported by copper’s increasingly important role in the global economy and limited available supplies to meet growing demand.

In September 2024, we purchased 5.3 million shares of Cerro Verde common stock for $210 million, increasing our ownership interest in Cerro Verde to 55.08% from 53.56%.

On October 14, 2024, a fire occurred during commissioning of PT Freeport Indonesia’s (PT-FI) new smelter in Gresik, Indonesia, following an equipment malfunction in the smelter furnace. The fire resulted in damage to a gas cleaning facility (electrostatic precipitator plant) and infrastructure for the production of sulfuric acid. There were no injuries. While mining operations in Central Papua and the completion and ramp-up of the precious metals refinery (PMR) project have not been impacted, smelter start-up operations have been temporarily suspended pending remediation activities. PT-FI is working with the Indonesia government to allow continued exports of copper concentrates until full ramp-up of the new smelter and PMR (collectively, PT-FI’s new downstream processing facilities) is achieved, including seeking an increase to the permitted quota for 2024. Refer to “Operations – Indonesia” for additional discussion of the incident.

Net income attributable to common stockholders totaled $526 million in third-quarter 2024 and $1.6 billion for the first nine months of 2024, compared with $454 million in third-quarter 2023 and $1.5 billion for the first nine months of 2023. The increases in the 2024 periods, compared to the 2023 periods, primarily reflect higher average realized copper and gold prices, higher gold sales volumes, and lower environmental obligations and shutdown costs, partly offset by higher operating costs, income tax expense and income attributable to noncontrolling interests. Additionally, the first nine months of 2023 included interest expense recognized for Cerro Verde’s settlement of interest on a historical profit sharing liability and contested tax rulings issued by the Peruvian Supreme Court (refer to Note 4). Refer to “Consolidated Results” for further discussion.

At September 30, 2024, we had consolidated debt of $9.7 billion and consolidated cash and cash equivalents of $5.0 billion, $6.0 billion including $1.0 billion of current restricted cash associated with a portion of PT-FI's export proceeds required to be temporarily deposited in Indonesia banks. Net debt totaled $0.5 billion, excluding $3.2 billion of debt for PT-FI’s new downstream processing facilities. Refer to “Net Debt” for reconciliations of consolidated debt, consolidated cash and cash equivalents and current restricted cash associated with PT-FI's export proceeds to net debt.

At September 30, 2024, we had $3.0 billion of availability under our revolving credit facility, and PT-FI and Cerro Verde had $1.5 billion and $350 million, respectively, of availability under their revolving credit facilities.
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

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2024:

Copper (millions of recoverable pounds):
North America copper mines	1,240
South America operations	1,170
Indonesia operations	1,645
Total	4,055

Gold (millions of recoverable ounces)	1.8

Molybdenum (millions of recoverable pounds)	80	[a]

a.Includes 50 million pounds produced by our North America copper mines and South America operations and 30 million pounds produced by our Molybdenum mines.

Consolidated sales volumes in fourth-quarter 2024 are expected to approximate 980 million pounds of copper, 340 thousand ounces of gold and 20 million pounds of molybdenum. Consolidated copper and gold production volumes for the year 2024 are expected to exceed 2024 sales volumes, reflecting the deferral of approximately 85 million pounds of copper and 85 thousand ounces of gold associated with inventories held at PT-FI’s new downstream processing facilities that will be sold as refined metal in 2025.

Projected sales volumes are dependent on operational performance; continuation of copper concentrate exports during the restoration period of PT-FI’s new smelter; weather-related conditions; timing of shipments and other factors detailed in the “Cautionary Statement” below. For other important factors that could cause results to differ materially from projections, refer to “Risk Factors” contained in Part I, Item 1A. of our 2023 Form 10-K.

Consolidated Unit Net Cash Costs
Consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.58 per pound of copper for the year 2024 (including $1.72 per pound of copper in fourth-quarter 2024), based on achievement of current sales volume and cost estimates, and assuming average prices of $2,600 per ounce of gold and $20.00 per pound of molybdenum in fourth-quarter 2024. Quarterly unit net cash costs vary with fluctuations in sales volumes, including the ratio of copper and gold sales within a period, and realized prices, primarily for gold and molybdenum. The impact of price changes during fourth-quarter 2024 on consolidated unit net cash costs for the year 2024 would approximate $0.01 per pound of copper for each $100 per ounce change in the average price of gold and $0.01 per pound of copper for each $2 per pound change in the average price of molybdenum.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Our consolidated operating cash flows are estimated to approximate $6.8 billion for the year 2024, net of $0.4 billion of working capital and other uses, based on current sales volume and cost estimates, and assuming average prices of $4.25 per pound of copper, $2,600 per ounce of gold and $20.00 per pound of molybdenum in fourth-quarter 2024. Estimated consolidated operating cash flows for the year 2024 also reflect an estimated income tax provision of $2.7 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2024). The impact of price changes in fourth-quarter 2024 on consolidated operating cash flows would approximate $90 million for each $0.10 per pound change in the average price of copper, $30 million for each $100 per ounce change in the average price of gold and $15 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Following is a summary of expected capital expenditures for the year 2024 (in billions):

Major mining projects	$2.2	[a]
PT-FI’s new downstream processing facilities	1.0	[b]
Other	1.4
Total	$4.6
a.Primarily includes underground mine development, supporting mill and power capital costs and initial spending on a new gas-fired combined cycle facility in the Grasberg minerals district, and expansion projects in North America.
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

LME Copper Prices
Through September 30, 2024
1,500
1,200
900
600
300
-
000s of metric tons
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
Exchange Stocks
LME Copper Prices

This graph presents LME copper settlement prices and the combined reported stocks of copper at the LME, Commodity Exchange Inc., and the Shanghai Futures Exchange from January 2014 through September 2024. During third-quarter 2024, LME copper settlement prices ranged from a low of $3.91 per pound to a high of $4.47 per pound, averaged $4.18 per pound and settled at $4.43 per pound on September 30, 2024. Strong copper prices during third-quarter 2024 primarily resulted from investor sentiment and ongoing demand in China. The LME copper settlement price was $4.28 per pound on October 31, 2024.

We believe fundamentals for copper are favorable with limited available supplies and growing demand supported by copper’s critical role in the global transition to renewable power, electric vehicles and other carbon-reduction initiatives, continued urbanization in developing countries and growing connectivity globally.

London Gold Prices

Through September 30, 2024

$2,750
$2,500
$2,250
$2,000
$1,750
$1,500
$1,250
$1,000
Dollars per ounce
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

This graph presents London PM gold prices from January 2014 through September 2024. During third-quarter 2024, London PM gold prices ranged from a low of $2,329 per ounce to a record high of $2,664 per ounce, averaged $2,474 per ounce and closed at $2,630 per ounce on September 30, 2024. Economic uncertainty, geopolitical tensions and strong demand from central banks around the world during third-quarter 2024 continued to push gold prices to another quarterly record high. The London PM gold price was $2,734 per ounce on October 31, 2024.

Platts Metals Daily Molybdenum Dealer Oxide Prices
Through September 30, 2024
$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024

This graph presents the Platts Metals Daily Molybdenum Dealer Oxide weekly average price from January 2014 through September 2024. During third-quarter 2024, the weekly average price of molybdenum ranged from a low of $20.83 per pound to a high of $23.06 per pound, averaged $21.77 per pound and was $21.59 per pound on September 30, 2024. Overall global demand for molybdenum is driven by energy, power generation, aerospace, defense and construction sectors. We believe fundamentals for molybdenum are positive with favorable demand drivers and limited supply. The Platts Metals Daily Molybdenum Dealer Oxide weekly average price was $21.89 per pound on October 31, 2024.

CONSOLIDATED RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$6,790		$5,824		$19,735		$16,950
Operating income[a,c]	$1,938		$1,492		$5,621		$4,503
Net income attributable to common stock[b,c]	$526	[d]	$454	[e]	$1,615	[d]	$1,460	[e]
Diluted net income per share of common stock	$0.36		$0.31		$1.11		$1.01
Diluted weighted-average shares of common stock outstanding	1,444		1,443		1,445		1,443

Operating cash flows[f]	$1,872		$1,236		$5,724		$3,959
Capital expenditures	$1,199		$1,178		$3,569		$3,462
At September 30:
Cash and cash equivalents	$5,000		$5,745		$5,000		$5,745
Restricted cash and cash equivalents, current[g]	$1,117		$697		$1,117		$697
Total debt, including current portion	$9,679		$9,405		$9,679		$9,405

a.Refer to Note 8 for a summary of revenues and operating income by operating division.
b.Includes (unfavorable) favorable adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $(32) million ($(13) million to net income attributable to common stock) in third-quarter 2024, $4 million ($2 million to net income attributable to common stock) in third-quarter 2023, $28 million ($9 million to net income attributable to common stock) for the first nine months of 2024 and $183 million ($62 million to net income attributable to common stock) for the first nine months of 2023. Refer to Note 5 for further discussion.
c.We defer recognizing profits on intercompany sales until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net (reductions) additions to operating income totaling $(42) million ($(13) million to net income attributable to common stock) in third-quarter 2024, $81 million ($37 million to net income attributable to common stock) in third-quarter 2023, $79 million ($23 million to net income attributable to common stock) for the first nine months of 2024 and $153 million ($64 million to net income attributable to common stock) for the first nine months of 2023. Refer to “Operations – Smelting and Refining.”
d.Includes net charges totaling $30 million in third-quarter 2024 and $81 million for the first nine months of 2024, primarily associated with impairments for legacy oil and gas matters and nonrecurring labor-related charges at Cerro Verde, partly offset by a reduction in accruals for uncertain U.S. tax positions. The first nine months of 2024 also include charges associated with assumed oil and gas abandonment obligations resulting from bankruptcies of other companies, revisions to environmental obligation estimates and related litigation reserves, and inventory adjustments/write-offs, partly offset by international tax credits.
e.Includes net charges totaling $117 million in third-quarter 2023 and $368 million for the first nine months of 2023, primarily associated with revisions to environmental obligation estimates and related litigation reserves, and impairments for legacy oil and gas operations. Net charges for the first nine months of 2023 also included charges for contested tax rulings issued by the Peruvian Supreme Court and an accrual for a potential administrative fine in Indonesia.
f.Working capital and other uses totaled $5 million in third-quarter 2024, $482 million in third-quarter 2023, $29 million for the first nine months of 2024 and $684 million for the first nine months of 2023.
g.Includes $1.0 billion at September 30, 2024, and $0.5 billion at September 30, 2023, associated with a portion of PT-FI’s export proceeds required to be temporarily deposited in Indonesia banks for 90 days in accordance with Indonesia regulations.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024		2023	2024		2023
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	1,051		1,085	3,173		3,117
Sales, excluding purchases	1,035		1,109	3,074		2,970
Average realized price per pound	$4.30		$3.80	$4.26		$3.87
Site production and delivery costs per pound[a]	$2.61		$2.27	$2.49		$2.40
Unit net cash costs per pound[a]	$1.39	[b]	$1.73	$1.53	[b]	$1.65
Gold (thousands of recoverable ounces)
Production	456		532	1,448		1,420
Sales, excluding purchases	558		399	1,487		1,164
Average realized price per ounce	$2,568		$1,898	$2,362		$1,932
Molybdenum (millions of recoverable pounds)
Production	20		20	58		62
Sales, excluding purchases	19		20	60		59
Average realized price per pound	$22.88		$23.71	$21.63		$26.05

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
b.Includes $0.03 per pound of copper for both the third quarter and first nine months of 2024 for nonrecurring labor-related charges at Cerro Verde associated with new collective labor agreements. Refer to “Operations – South America” for further discussion.

Revenues
Consolidated revenues totaled $6.8 billion in third-quarter 2024, $5.8 billion in third-quarter 2023, $19.7 billion for the first nine months of 2024 and $17.0 billion for the first nine months of 2023. Revenues from our mining operations and processing facilities primarily include the sale of copper cathode, copper in concentrate, copper rod, gold in concentrate and anode slimes, and molybdenum. Refer to Note 8 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended September 30	Nine Months Ended September 30

Consolidated revenues - 2023 period	$5,824	$16,950
(Lower) higher sales volumes:
Copper	(279)	404
Gold	304	624
Molybdenum	(27)	18
Higher (lower) average realized prices:
Copper	518	1,199
Gold	374	639
Molybdenum	(16)	(266)
Adjustments for prior period provisionally priced copper sales	(36)	(155)
Higher Atlantic Copper revenues	65	134
Higher revenues from purchased copper	83	273
Lower treatment charges	52	76
Higher royalties and export duties	(47)	(323)
Other, including intercompany eliminations	(25)	162
Consolidated revenues - 2024 period	$6,790	$19,735

Sales Volumes. Consolidated copper sales volumes decreased in third-quarter 2024, compared to third-quarter 2023, primarily as a result of the timing of shipments and lower ore grades and operating rates in North America. Consolidated gold sales volumes increased in third-quarter 2024, compared to third-quarter 2023, primarily reflecting the timing of shipments in Indonesia.

Higher consolidated copper and gold sales volumes for the first nine months of 2024, compared to the 2023 period, primarily reflect higher mining and milling rates and copper ore grades at PT-FI, partly offset by lower operating rates in North America and South America.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Average realized prices in third-quarter 2024, compared with third-quarter 2023, were 13% higher for copper, 35% higher for gold and 4% lower for molybdenum. Average realized prices for the first nine months of 2024, compared with the first nine months of 2023, were 10% higher for copper, 22% higher for gold and 17% lower for molybdenum.
Average realized copper prices include net favorable (unfavorable) adjustments to current period provisionally priced copper sales totaling $61 million in third-quarter 2024, $(34) million in third-quarter 2023, $248 million for the first nine months of 2024 and $(152) million for the first nine months of 2023. Average realized gold prices include net favorable (unfavorable) adjustments to current period provisionally priced gold sales totaling $74 million in third-quarter 2024, $(13) million in third-quarter 2023, $155 million for the first nine months of 2024 and $(8) million for the first nine months of 2023. As discussed in Note 5, certain sales contracts for copper and gold provide final pricing in a specified future month (generally one to four months from the shipment date). We record revenues and invoice customers at the time of shipment based on then-current LME or London PM prices, which results in an embedded derivative on provisionally priced sales that are adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper and gold prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper and gold prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net (unfavorable) favorable adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at June 30, 2024 and 2023, and December 31, 2023 and 2022) recorded in consolidated revenues totaled $(32) million in third-quarter 2024, $4 million in third-quarter 2023, $28 million for the first nine months of 2024 and $183 million for the first nine months of 2023. Refer to Notes 5 and 8 for a summary of total adjustments to prior period and current period provisionally priced sales.

At September 30, 2024, we had provisionally priced copper sales totaling 162 million pounds (net of intercompany sales and noncontrolling interests) recorded at an average price of $4.43 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the September 30, 2024, recorded provisional price would have an approximate $15 million effect on 2024 revenues ($5 million to 2024 net income attributable to common stock). The LME copper price settled at $4.28 per pound on October 31, 2024.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $765 million in third-quarter 2024 and $2.3 billion for the first nine months of 2024, compared with $700 million in third-quarter 2023 and $2.2 billion for the first nine months of 2023. Higher revenues in the 2024 periods, compared with the 2023 periods, primarily reflect higher copper prices and sales volumes.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 36 million pounds in third-quarter 2024, 18 million pounds in third-quarter 2023, 142 million pounds for the first nine months of 2024 and 85 million pounds for the first nine months of 2023.

Treatment Charges. Revenues from our copper concentrate sales are recorded net of treatment charges (i.e., fees paid to smelters that are generally negotiated annually), which will vary with the sales volumes and the price of copper. The decrease in treatment charges in the 2024 periods, compared to the 2023 periods, primarily reflects lower copper concentrate sales volumes in South America.

Royalties and Export Duties. Royalties and export duties are primarily associated with PT-FI sales. Royalties will vary with the volume of metal sold and the prices of copper and gold. Export duties of 2.5% were eliminated effective March 29, 2023, upon verification that construction progress of the new smelter exceeded 50% and were reinstated at a rate of 7.5% in July 2023 under a revised regulation. As discussed in Note 7, PT-FI is continuing to pay export duties of 7.5% on copper concentrates. PT-FI incurred export duties totaling $129 million in third-quarter 2024, $147 million in third-quarter 2023, $360 million for the first nine months of 2024 and $165 million for the first nine months of 2023.

Production and Delivery Costs
Consolidated production and delivery costs totaled $4.1 billion in third-quarter 2024, $3.6 billion in third-quarter 2023, $11.8 billion for the first nine months of 2024 and $10.3 billion for the first nine months of 2023. The 2024 periods include nonrecurring labor-related charges at Cerro Verde associated with new collective labor agreements (CLA) totaling $34 million in third-quarter 2024 and $99 million for the first nine months of 2024. Additionally, the first nine months of 2024 included charges totaling $99 million associated with assumed oil and gas abandonment obligations resulting from bankruptcies of other companies (refer to Note 7 for further discussion).

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and other commodity-based inputs, such as sulfuric acid, explosives, steel, reagents, liners and tires. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.61 per pound of copper in third-quarter 2024, $2.27 per pound of copper in third-quarter 2023, $2.49 per pound of copper for the first nine months of 2024 and $2.40 per pound of copper for the first nine months of 2023. Refer to “Operations – Unit Net Cash Costs” and “Operations – Unit Net Cash (Credits) Costs” for further discussion of unit net cash costs (credits) associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $600 million in third-quarter 2024, $533 million in third-quarter 2023, $1.7 billion for the first nine months of 2024 and $1.5 billion for the first nine months of 2023. We currently expect that DD&A will approximate $2.3 billion for the year 2024. Following completion of commissioning activities for PT-FI’s new downstream processing facilities, DD&A will include amounts associated with capitalized costs for the project.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates.

Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net revisions to long-term historical environmental obligations totaled $3 million in third-quarter 2024, $83 million in third-quarter 2023, $82 million for the first nine months of 2024 and $199 million for the first nine months of 2023. Refer to Note 7.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $173 million in third-quarter 2024, $165 million in third-quarter 2023, $529 million for the first nine months of 2024 and $606 million for the first nine months of 2023. Consolidated interest costs (before capitalization) include a credit of $11 million in the 2024 periods associated with the closure of our 2017 and 2018 U.S. federal income tax exams and a credit of $13 million in the 2023 periods for the settlement of interest on Cerro Verde’s historical profit sharing liability. Additionally, the first nine months of 2023 included $74 million of interest charges associated with contested tax rulings issued by the Peruvian Supreme Court.

Capitalized interest varies with the level of qualifying assets associated with our development projects and average interest rates on our borrowings. Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $101 million in third-quarter 2024, $69 million in third-quarter 2023, $280 million for the first nine months of 2024 and $188 million for the first nine months of 2023. The increase in capitalized interest costs in the 2024 periods, compared to the 2023 periods, resulted from increased construction and development projects in process, primarily related to PT-FI’s new downstream processing facilities. Refer to “Capital Resources and Liquidity – Investing Activities” for discussion of capital expenditures associated with our major development projects.

Other Income, Net
Other income, net, which totaled $97 million in third-quarter 2024, $71 million in third-quarter 2023, $295 million for the first nine months of 2024 and $183 million for the first nine months of 2023, primarily includes amounts associated with interest income, currency exchange gains and losses, and market-to-market impacts of trust assets used to satisfy financial assurance obligations for our New Mexico mining operations. The first nine months of 2024 include a credit of $26 million associated with the reduction in the accrual to indemnify PT Mineral Industri Indonesia (MIND ID) from potential losses arising from historical tax disputes (refer to Note 3), and the first nine months of 2023 include a $69 million charge associated with Cerro Verde’s contested tax rulings issued by the Peruvian Supreme Court.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Nine Months Ended September 30,
	2024						2023
	Income (Loss)[a]		Effective Tax Rate		Income Tax (Provision) Benefit		Income (Loss)[a]		Effective Tax Rate		Income Tax (Provision) Benefit
U.S.[b]	$(393)	[c]	8%	[d]	$30	[c]	$180		—%	[d]	$3
South America	1,196		40%		(475)		1,103		40%		(441)
Indonesia	4,709		36%		(1,706)		3,135		37%		(1,156)
Cerro Verde historical tax matters	—		N/A		—		(142)	[e]	N/A		3
PT-FI historical tax matters	16	[f]	N/A		182	[f]	(5)		N/A		(3)
Eliminations and other	139		N/A		(46)		7		N/A		—
Rate adjustment[g]	—		N/A		12		—		N/A		48
Consolidated FCX	$5,667		35%		$(2,003)		$4,278		36%		$(1,546)

a.Represents income (loss) before income taxes, equity in affiliated companies' net earnings, and noncontrolling interests.
b.In addition to our North America copper mines, which had operating income of $587 million for the first nine months of 2024 and $925 million for the first nine months of 2023 (refer to Note 8), the U.S. jurisdiction reflects non-operating sites and corporate-level expenses, which include interest expense associated with FCX’s senior notes and general and administrative expenses. The U.S. jurisdiction also includes net revisions to environmental obligation estimates and charges associated with oil and gas abandonment obligations and impairments.
c.Includes net credits associated with the closure of our 2017 and 2018 U.S federal income tax exams. Refer to Note 3 for further discussion.
d.Includes a valuation allowance release on prior year unbenefited net operating losses.

e.Reflects net charges associated with contested tax rulings issued by the Peruvian Supreme Court.
f.Refer to Note 3 for further discussion of net credits associated with closure of PT-FI’s 2021 corporate income tax audit and resolution of a framework for Indonesia disputed tax matters.
g.In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our consolidated tax rate.

Assuming achievement of current sales volume and cost estimates and average prices of $4.25 per pound of copper, $2,600 per ounce of gold and $20.00 per pound of molybdenum in fourth-quarter 2024, we estimate our consolidated effective tax rate for the year 2024 would approximate 36% (which reflects an estimated effective tax rate of 40% for fourth-quarter 2024). Changes in projected sales volumes and average prices during fourth-quarter 2024 would incur tax impacts at estimated effective rates of 39% for Peru, 36% for Indonesia and 0% for the U.S., which excludes the benefits discussed in footnote c under the table above and any impacts from the U.S. Inflation Reduction Act of 2022 (refer to Note 3).

Noncontrolling Interests
Net income attributable to noncontrolling interests, which is primarily associated with our noncontrolling shareholders at PT-FI, Cerro Verde and El Abra, totaled $0.7 billion in third-quarter 2024, $0.5 billion in third-quarter 2023, $2.1 billion for the first nine months of 2024 and $1.3 billion for the first nine months of 2023 (refer to Note 8 for net income attributable to noncontrolling interests for each of our business segments).

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

In September 2024, we increased our ownership interest in Cerro Verde to 55.08% from 53.56%. Refer to Note 1 for further discussion.

Based on achievement of current sales volume and cost estimates, and assuming average prices of $4.25 per pound of copper, $2,600 per ounce of gold and $20.00 per pound of molybdenum in fourth-quarter 2024, we estimate that net income attributable to noncontrolling interests will approximate $2.7 billion for the year 2024. The impact of price changes on net income attributable to noncontrolling interests for the year 2024 would approximate $0.1 billion for each $0.25 per pound change in the average price of copper in fourth-quarter 2024. The actual amount will depend on many factors, including relative performance of each business segment, commodity prices, costs and other factors.

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

Leaching Innovation Initiatives
We are continuing to advance a series of initiatives across our North America and South America operations to incorporate new applications, technologies and data analytics to our leaching processes. In late 2023, we achieved our initial incremental annual run rate target of approximately 200 million pounds of copper. Incremental copper production from these initiatives totaled 58 million pounds in third-quarter 2024 (compared with 46 million pounds in third-quarter 2023) and 164 million pounds for the first nine months of 2024 (compared with 97 million pounds for the first nine months of 2023). We are pursuing opportunities to apply recent operational enhancements on a larger scale and we are testing new innovative technology applications that we believe have the potential for significant increases in recoverable metal beyond the current run rate.

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily at our mining operations. The costs for these studies are charged to production and delivery costs as incurred and totaled $45 million in third-quarter 2024, $42 million in third-quarter 2023, $117 million for the first nine months of 2024 and $137 million for the first nine months of 2023. We estimate the costs of these studies will approximate $175 million for the year 2024, subject to market conditions and other factors.

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

The North America copper operations include open-pit mining, sulfide-ore concentrating, leaching and solution extraction/electrowinning (SX/EW) facilities. A majority of the copper produced at our North America copper operations is cast into copper rod by our Rod & Refining segment. The remainder of our North America copper production is sold as copper cathode or copper concentrate, a portion of which is shipped to Atlantic Copper (our wholly owned smelter and refinery in Spain). Molybdenum concentrate, gold and silver are also produced by certain of our North America copper operations.

Development Activities. We have substantial reserves and future opportunities in the U.S., primarily associated with existing operations.

We have a potential expansion project to more than double the concentrator capacity of the Bagdad operation in northwest Arizona. Bagdad’s reserve life currently exceeds 80 years and supports an expanded operation. In late 2023, we completed technical and economic studies, which indicate the opportunity to construct new concentrating facilities to increase copper production by 200 to 250 million pounds per year at estimated incremental project capital costs of approximately $3.5 billion. Expanded operations would provide improved efficiency and reduce unit net cash costs through economies of scale. Project economics indicate that the expansion would require an incentive copper price in the range of $3.50 to $4.00 per pound and approximately three to four years to complete. The decision of whether to proceed and timing of the potential expansion will take into account overall copper market conditions, availability of labor and other factors, including progress on conversion of the existing haul truck fleet to autonomous and expanding housing alternatives to support long-range plans. In parallel, we are advancing activities for expanded tailings infrastructure projects required under long-range plans in order to advance the potential construction timeline.

We have commenced pre-feasibility studies in the Safford/Lone Star district to define a potential significant expansion opportunity. Positive drilling conducted in recent years indicates a large, mineralized district with opportunities to pursue a further expansion project. We are expecting to complete these studies in late 2025. The decision of whether to proceed and timing of the potential expansion will take into account results of technical and economic studies, overall copper market conditions and other factors.

Operating Data. Following is summary consolidated operating data for the North America copper mines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	313	344	925	1,030
Sales, excluding purchases	316	372	939	1,043
Average realized price per pound	$4.32	$3.86	$4.29	$3.97

Molybdenum (millions of recoverable pounds)
Production[a]	8	7	22	23

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	551,200	688,600	606,100	675,600
Average copper ore grade (%)	0.21	0.22	0.21	0.24
Copper production (millions of recoverable pounds)	213	245	633	718

Mill operations
Ore milled (metric tons per day)	314,700	315,800	304,200	309,700
Average ore grade (%):
Copper	0.29	0.30	0.30	0.33
Molybdenum	0.02	0.02	0.02	0.02
Copper recovery rate (%)	83.1	81.7	82.6	82.0
Copper production (millions of recoverable pounds)	149	155	440	481
a.Refer to “Consolidated Results” for our consolidated molybdenum sales, which include sales of molybdenum produced at the North America copper mines.

Our consolidated copper sales volumes from North America totaled 316 million pounds in third-quarter 2024, 372 million pounds in third-quarter 2023, 0.9 billion pounds for the first nine months of 2024 and 1.0 billion pounds for the first nine months of 2023. Lower copper sales in the 2024 periods, compared to the 2023 periods, primarily reflect lower operating rates and ore grades. Higher third-quarter 2023 sales volumes also reflect the impact of timing of shipments.

North America copper sales are estimated to approximate 1.24 billion pounds for the year 2024. Refer to “Outlook” for projected molybdenum sales volumes.

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

	Three Months Ended September 30,
	2024				2023
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.32		$4.32	$21.33	$3.86		$3.86	$22.01

Site production and delivery, before net noncash and other costs shown below	3.64		3.25	16.83	3.01		2.71	17.35
By-product credits	(0.53)		—	—	(0.41)		—	—
Treatment charges	0.13		0.12	—	0.10		0.10	—
Unit net cash costs	3.24		3.37	16.83	2.70		2.81	17.35
DD&A	0.35		0.31	1.22	0.30		0.26	1.33
Noncash and other costs, net	0.16	[b]	0.15	0.40	0.14	[b]	0.13	0.47
Total unit costs	3.75		3.83	18.45	3.14		3.20	19.15
Revenue adjustments, primarily for pricing on prior period open sales	—		—	—	—		—	—
Gross profit per pound	$0.57		$0.49	$2.88	$0.72		$0.66	$2.86

Copper sales (millions of recoverable pounds)	317		317		372		372
Molybdenum sales (millions of recoverable pounds)[a]				8				7

	Nine Months Ended September 30,
	2024				2023
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.29		$4.29	$19.97	$3.97		$3.97	$24.41

Site production and delivery, before net noncash and other costs shown below	3.45		3.10	16.52	2.96		2.60	17.66
By-product credits	(0.45)		—	—	(0.52)		—	—
Treatment charges	0.13		0.13	—	0.12		0.12	—
Unit net cash costs	3.13		3.23	16.52	2.56		2.72	17.66
DD&A	0.35		0.32	1.23	0.30		0.26	1.27
Noncash and other costs, net	0.14	[b]	0.13	0.39	0.17	[b]	0.15	0.87
Total unit costs	3.62		3.68	18.14	3.03		3.13	19.80
Revenue adjustments, primarily for pricing on prior period open sales	—		—	—	0.01		0.01	—
Gross profit per pound	$0.67		$0.61	$1.83	$0.95		$0.85	$4.61

Copper sales (millions of recoverable pounds)	943		943		1,048		1,048
Molybdenum sales (millions of recoverable pounds)[a]				22				23
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $0.06 per pound of copper in third-quarter 2024, $0.05 per pound of copper for the first nine months of 2024, and $0.08 per pound of copper for both the third quarter and first nine months of 2023, for feasibility and optimization studies.

Our North America copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the North America copper mines of $3.24 per pound of copper in third-quarter 2024 and $3.13 per pound for the first nine months of 2024 were higher than average unit net cash costs of $2.70 per pound in third-quarter 2023 and $2.56 per pound for the first nine months of 2023, primarily reflecting lower copper volumes.

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

Average unit net cash costs (net of by-product credits) for our North America copper mines are expected to approximate $3.14 per pound of copper for the year 2024, based on achievement of current sales volume and cost estimates, and assuming an average price of $20.00 per pound of molybdenum in fourth-quarter 2024. North America’s average unit net cash costs for the year 2024 would change by approximately $0.01 per pound for each $2 per pound change in the average price of molybdenum in fourth-quarter 2024.

South America
We manage two copper operations in South America – Cerro Verde in Peru (in which we own a 55.08% interest) and El Abra in Chile (in which we own a 51% interest), which are consolidated in our financial statements.

In September 2024, we purchased 5.3 million shares of Cerro Verde common stock for $210 million, increasing our ownership interest in Cerro Verde to 55.08% from 53.56%.

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

Development Activities. At the El Abra operations in Chile, we have completed substantial drilling and evaluations to define a large sulfide resource that would support a potential major mill project similar to the large-scale concentrator at Cerro Verde. We are preparing data for a potential submission of an environmental impact statement by year-end 2025, subject to ongoing stakeholder engagement and economic evaluations. Preliminary estimates, which remain under review, indicate that the project economics would be supported using an incentive copper price of less than $4.00 per pound. The decision of whether to proceed and timing of the potential project will take into account overall copper market conditions, required permitting and other factors.

Labor Matters. In October 2024, Cerro Verde completed a new four-year CLA with one of its two unions. The agreement follows the successful completion of a new CLA with a second union in April 2024. Cerro Verde now has multi-year agreements for its hourly workforce. In connection with the new CLAs, Cerro Verde incurred nonrecurring charges of $34 million in third-quarter 2024 and $99 million for the first nine months of 2024.

Operating Data. Following is summary consolidated operating data for South America operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Copper (millions of recoverable pounds)
Production	299	305	877	916
Sales	293	307	879	913
Average realized price per pound	$4.29	$3.77	$4.25	$3.82

Molybdenum (millions of recoverable pounds)
Production[a]	6	6	15	17

Leach operations
Leach ore placed in stockpiles (metric tons per day)	157,100	164,300	167,800	190,500
Average copper ore grade (%)	0.43	0.38	0.41	0.34
Copper production (millions of recoverable pounds)	72	77	218	237

Mill operations
Ore milled (metric tons per day)	423,700	431,300	415,700	420,700
Average ore grade (%):
Copper	0.33	0.34	0.33	0.34
Molybdenum	0.01	0.01	0.01	0.01
Copper recovery rate (%)	84.2	79.8	83.8	82.0
Copper production (millions of recoverable pounds)	227	228	659	679
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Our consolidated copper sales from South America operations were not significantly different in the 2024 periods, compared to the 2023 periods. Copper sales from South America operations are expected to approximate 1.2 billion pounds for the year 2024. Refer to “Outlook” for projected molybdenum sales volumes.

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

	Three Months Ended September 30,
	2024			2023
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$4.29		$4.29	$3.77		$3.77

Site production and delivery, before net noncash and other costs shown below	2.65	[a]	2.43	2.57		2.32
By-product credits	(0.37)		—	(0.42)		—
Treatment charges	0.15		0.15	0.19		0.19
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.44		2.59	2.35		2.52
DD&A	0.37		0.34	0.36		0.32
Noncash and other costs, net	0.10	[b]	0.09	0.07	[b]	0.07
Total unit costs	2.91		3.02	2.78		2.91
Revenue adjustments, primarily for pricing on prior period open sales	(0.06)		(0.06)	0.01		0.01
Gross profit per pound	$1.32		$1.21	$1.00		$0.87

Copper sales (millions of recoverable pounds)	293		293	307		307

	Nine Months Ended September 30,
	2024			2023
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$4.25		$4.25	$3.82		$3.82

Site production and delivery, before net noncash and other costs shown below	2.67	[a]	2.47	2.51		2.26
By-product credits	(0.34)		—	(0.44)		—
Treatment charges	0.16		0.16	0.20		0.20
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.50		2.64	2.28		2.47
DD&A	0.38		0.35	0.38		0.34
Noncash and other costs, net	0.07	[b]	0.07	0.08	[b]	0.07
Total unit costs	2.95		3.06	2.74		2.88
Revenue adjustments, primarily for pricing on prior period open sales	0.04		0.04	0.08		0.08
Gross profit per pound	$1.34		$1.23	$1.16		$1.02

Copper sales (millions of recoverable pounds)	879		879	913		913

a.Includes $0.12 per pound of copper in third-quarter 2024 and $0.11 per pound of copper for the first nine months of 2024 for nonrecurring labor-related charges at Cerro Verde associated with new CLAs.
b.Includes charges totaling $0.06 per pound of copper in third-quarter 2024, $0.05 per pound of copper for the first nine months of 2024, and $0.03 per pound of copper in both the third quarter and first nine months of 2023 for feasibility and optimization studies.

Our South America operations have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for South America operations of $2.44 per pound of copper in third-quarter 2024 and $2.50 per pound for the first nine months of 2024 were higher than average unit net cash costs of $2.35 per pound in third-quarter 2023 and $2.28 per pound for the first nine months of 2023, primarily reflecting nonrecurring labor-related charges at Cerro Verde associated with new CLAs with its two unions and lower by-product credits.

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

Average unit net cash costs (net of by-product credits) for South America operations are expected to approximate $2.47 per pound of copper for the year 2024 (which includes $0.08 per pound of copper for nonrecurring labor-related charges at Cerro Verde associated with its new CLAs), based on achievement of current sales volume and cost estimates, and assuming an average price of $20.00 per pound of molybdenum in fourth-quarter 2024.

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

Regulatory Matters and Mining Rights. On July 2, 2024, PT-FI was granted copper concentrate and anode slimes export licenses, which are valid through December 2024. Pursuant to the Indonesia regulations, PT-FI is continuing to pay a 7.5% export duty on copper concentrates. See below for further discussion of the recent fire event at PT-FI's new smelter facility.

As further discussed in FCX’s 2023 Form 10-K, PT-FI’s current special mining business license (IUPK) enables it to conduct operations in the Grasberg minerals district through 2041. Pursuant to regulations issued during 2024, PT-FI is eligible to apply for an extension of its mining rights beyond 2041, provided certain conditions are met, including ownership of integrated downstream facilities that have entered the operational stage; domestic ownership of at least 51% and agreement with a state-owned enterprise for an additional 10% ownership; and commitments for additional exploration and increases in refining capacity, each as approved by the Ministry of Energy and Minerals. Application for extension may be submitted at any time up to one year prior to the expiration of its current IUPK. PT-FI is currently preparing its application submittal. In connection with PT-FI’s application for extension, we are working to reach terms with MIND ID on a purchase and sale agreement for the transfer in 2041 of an additional 10% interest in PT-FI. An extension would enable continuity of large-scale operations for the benefit of all stakeholders and provide growth options through additional resource development opportunities in the highly attractive Grasberg minerals district.

Operating and Development Activities. Over a multi-year investment period, PT-FI has successfully commissioned three large-scale underground mines in the Grasberg minerals district (Grasberg Block Cave, Deep Mill Level Zone and Big Gossan). PT-FI is completing a mill recovery project with the installation of a new copper cleaner circuit, which is expected to begin commissioning in late 2024.

Kucing Liar. Long-term mine development activities are ongoing for PT-FI’s Kucing Liar deposit in the Grasberg minerals district. Kucing Liar is expected to produce over 7 billion pounds of copper and 6 million ounces of gold between 2029 and the end of 2041, and an extension of PT-FI’s operating rights beyond 2041 would extend the life of the project. Development activities commenced in 2022 and are expected to continue over an approximate 10-year timeframe, with capital investments estimated to average approximately $400 million per year over this period. At full operating rates, annual production from Kucing Liar is expected to approximate 560 million pounds of copper and 520 thousand ounces of gold, providing PT-FI with sustained long-term, large-scale and low-cost production. Kucing Liar will benefit from substantial shared infrastructure and PT-FI’s experience and long-term success in block-cave mining.

Natural Gas Facilities. PT-FI plans to transition its existing energy source from coal to natural gas, which would meaningfully reduce PT-FI’s Scope 1 greenhouse gas emissions at the Grasberg minerals district. PT-FI’s planned investments in a new gas-fired combined cycle facility are expected to be incurred over the next four years, at a cost of approximately $1 billion, which represents an incremental cost of $0.4 billion compared to previously planned investments to refurbish the existing coal units. Once complete, PT-FI’s dual-fuel power plant and the new gas-fired combined cycle facility will be fueled by natural gas, supplied by a floating liquefied natural gas storage and regassification unit.

Downstream Processing Facilities. On October 14, 2024, a fire occurred during commissioning of PT-FI’s new smelter in Gresik, Indonesia, following an equipment malfunction in the smelter furnace. The fire resulted in damage to a gas cleaning facility (electrostatic precipitator plant) and infrastructure for the production of sulfuric acid. There were no injuries. Smelter start-up operations have been temporarily suspended pending remediation activities. Mining operations in Central Papua and the completion and ramp-up of the PMR project have not been impacted.

PT-FI has substantially completed initial damage assessments and currently estimates repair costs to approximate $100 million, which are expected to be offset through recovery under construction insurance programs.

Remediation plans are in progress, including the procurement of long-lead items. Based on current delivery timelines, which continue to be evaluated, PT-FI currently expects to recommence start-up operations by mid-2025. Efforts are under way to expedite equipment orders to potentially improve the schedule.

PT-FI is working with the Indonesia government to allow continued exports of copper concentrates until full ramp-up of PT-FI’s new downstream processing facilities is achieved, including seeking an increase to the permitted quota for 2024.

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

Operating Data. Following is summary consolidated operating data for Indonesia operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Copper (millions of recoverable pounds)
Production	439	436	1,371	1,171
Sales	426	430	1,256	1,014
Average realized price per pound	$4.29	$3.77	$4.24	$3.81

Gold (thousands of recoverable ounces)
Production	451	528	1,433	1,409
Sales	554	395	1,474	1,153
Average realized price per ounce	$2,569	$1,898	$2,362	$1,932

Ore extracted and milled (metric tons per day):
Grasberg Block Cave underground mine	133,400	131,000	132,100	112,000
Deep Mill Level Zone underground mine	63,200	76,900	65,000	75,700
Big Gossan underground mine	8,500	8,100	8,400	7,800
Other adjustments	700	(9,400)	1,900	(2,500)
Total	205,800	206,600	207,400	193,000
Average ore grades:
Copper (%)	1.26	1.21	1.29	1.18
Gold (grams per metric ton)	0.95	1.15	1.03	1.10
Recovery rates (%):
Copper	88.1	89.5	88.8	89.5
Gold	77.2	77.8	77.3	77.5
PT-FI’s consolidated copper sales volumes totaled 426 million pounds in third-quarter 2024, 430 million pounds in third-quarter 2023, 1.3 billion pounds for the first nine months of 2024 and 1.0 billion pounds for the first nine months of 2023. Higher sales volumes for the first nine months of 2024, compared to the 2023 period, primarily reflected higher ore grades and higher mining and milling rates.

PT-FI’s consolidated gold sales volumes of 554 thousand ounces in third-quarter 2024 were higher than third-quarter 2023 gold sales volumes of 395 thousand ounces, primarily reflecting timing of shipments, partly offset by lower production from lower ore grades. PT-FI’s consolidated gold sales volumes of 1.5 million ounces for the first nine months of 2024 were higher than 1.2 million ounces for the first nine months of 2023, primarily reflecting higher mining and milling rates and timing of shipments.

Consolidated sales volumes from PT-FI are expected to approximate 1.65 billion pounds of copper and 1.8 million ounces of gold for the year 2024. Consolidated copper and gold production volumes from PT-FI for the year 2024 are expected to exceed 2024 sales volumes, reflecting the deferral of approximately 85 million pounds of copper and 85 thousand ounces of gold associated with inventories held at PT-FI’s new downstream processing facilities expected to be sold as refined metal in 2025. Projected sales volumes are dependent on operational performance; continuation of copper concentrate exports during the restoration period of PT-FI’s new smelter; weather-related conditions; and other factors detailed in the “Cautionary Statement” below.

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

	Three Months Ended September 30,
	2024				2023
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$4.29		$4.29	$2,569	$3.77		$3.77	$1,898

Site production and delivery, before net noncash and other costs shown below	1.82		1.00	599	1.42		0.96	484
Gold, silver and other by-product credits	(3.50)		—	—	(1.83)		—	—
Treatment charges	0.37		0.20	122	0.32		0.22	109
Export duties[a]	0.30		0.17	99	0.34		0.23	116
Royalty on metals	0.30		0.17	95	0.19		0.12	64
Unit net cash (credits) costs	(0.71)		1.54	915	0.44		1.53	773
DD&A	0.80		0.44	263	0.63		0.43	214
Noncash and other costs, net	0.12	[b]	0.07	41	0.02	[b]	0.01	6
Total unit costs	0.21		2.05	1,219	1.09		1.97	993
Revenue adjustments, primarily for pricing on prior period open sales	(0.03)		(0.03)	6	—		—	8
Gross profit per pound/ounce	$4.05		$2.21	$1,356	$2.68		$1.80	$913

Copper sales (millions of recoverable pounds)	426		426		430		430
Gold sales (thousands of recoverable ounces)				554				395

	Nine Months Ended September 30,
	2024				2023
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$4.24		$4.24	$2,362	$3.81		$3.81	$1,932

Site production and delivery, before net noncash and other costs shown below	1.64		0.98	542	1.71		1.07	542
Gold, silver and other by-product credits	(2.90)		—	—	(2.32)		—	—
Treatment charges	0.36		0.21	119	0.36		0.22	113
Export duties[a]	0.29		0.17	95	0.16		0.10	51
Royalty on metals	0.27		0.16	89	0.23		0.14	70
Unit net cash (credits) costs	(0.34)		1.52	845	0.14		1.53	776
DD&A	0.73		0.44	243	0.69		0.43	216
Noncash and other costs, net	0.11	[b,c]	0.06	36	0.11	[b,d]	0.07	36
Total unit costs	0.50		2.02	1,124	0.94		2.03	1,028
Revenue adjustments, primarily for pricing on prior period open sales	—		—	(3)	0.11		0.11	15
PT Smelting intercompany profit	—		—	—	0.11		0.07	35
Gross profit per pound/ounce	$3.74		$2.22	$1,235	$3.09		$1.96	$954

Copper sales (millions of recoverable pounds)	1,256		1,256		1,014		1,014
Gold sales (thousands of recoverable ounces)				1,474				1,153

a.Export duties of 2.5% were eliminated effective March 29, 2023, upon verification that construction progress of the new smelter exceeded 50% and were reinstated at a rate of 7.5% in July 2023 under a revised regulation. As discussed above and in Note 7, PT-FI is continuing to pay export duties of 7.5% on copper concentrates.
b.Includes (i) charges totaling $0.09 per pound of copper in third-quarter 2024 and $0.06 per pound of copper for the first nine months of 2024 for operational readiness and start-up costs associated with PT-FI’s new downstream processing facilities and (ii) $0.01 per pound of copper in third-quarter 2024 and 2023 and $0.02 per pound of copper for the first nine months of 2024 and 2023 for feasibility and optimization studies.
c.Includes charges totaling $0.03 per pound of copper for the first nine months of 2024 for amounts capitalized in prior years associated with construction of PT-FI’s new downstream processing facilities.
d.Includes a charge totaling $0.05 per pound of copper for the first nine months of 2023 associated with a potential administrative fine.

PT-FI’s unit net cash credits (including gold, silver and other by-product credits) were $0.71 per pound of copper in third-quarter 2024 and $0.34 per pound of copper for the first nine months of 2024, and PT-FI’s unit net cash costs (net of gold, silver and other by-product credits) were $0.44 per pound of copper in third-quarter 2023 and $0.14 per pound of copper for the first nine months of 2023. Unit net cash credits for the 2024 periods, compared to the 2023 periods, primarily reflect higher gold credits. Additionally, PT-FI’s site production and delivery costs will vary with the volume of metals sold, including the ratio of copper and gold sales within a period.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. PT-FI’s royalties totaled $129 million in third-quarter 2024, $78 million in third-quarter 2023, $338 million for the first nine months of 2024 and $228 million for the first nine months of 2023.

Export duties totaled $129 million in third-quarter 2024, $147 million in third-quarter 2023, $360 million for the first nine months of 2024 and $165 million for the first nine months of 2023. Refer to Note 7 for further discussion of PT-FI’s export duties.

Because certain assets are depreciated on a straight-line basis, PT-FI’s unit depreciation rate may vary with asset additions and the level of copper volumes and changes in copper and gold inventory.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

PT Smelting’s intercompany profit for the first nine months of 2023 represents the change in the deferral of 39.5% of PT-FI’s profit on sales to PT Smelting before 2023. Beginning in 2023, PT-FI’s commercial arrangement with PT Smelting changed to a tolling arrangement and there are no further sales from PT-FI to PT Smelting. Refer to Note 1 for further discussion of PT-FI’s equity investment in PT Smelting.

Average unit net cash credits (including gold, silver and other by-product credits) for PT-FI are expected to approximate $0.23 per pound of copper for the year 2024, based on achievement of current sales volumes and cost estimates, and assuming an average price of $2,600 per ounce of gold in fourth-quarter 2024. PT-FI’s average unit net cash credits for the year 2024 would change by approximately $0.03 per pound of copper for each $100 per ounce change in the average price of gold in fourth-quarter 2024.

PT-FI’s unit net cash credits for the year 2024 are dependent on operational performance; continuation of copper concentrate exports during the restoration period of PT-FI’s new smelter; weather-related conditions; timing of shipments; and other factors. Refer to “Cautionary Statement” below, and Item 1A. “Risk Factors” contained in Part I of our 2023 Form 10-K for further discussion of factors that could cause results to differ materially from projections.

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

Operating and Development Activities. Production from the primary molybdenum operations totaled 6 million pounds of molybdenum in third-quarter 2024, 7 million pounds in third-quarter 2023, 21 million pounds for the first nine months of 2024 and 22 million pounds for the first nine months of 2023. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our primary molybdenum operations and from our North America copper mines and South America operations. Refer to “Outlook” for projected consolidated molybdenum sales volumes and to “Markets” for a discussion of molybdenum prices.

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

Average unit net cash costs for the primary molybdenum operations of $21.06 per pound of molybdenum in third-quarter 2024 and $18.59 per pound for the first nine months of 2024 were higher than average unit net cash costs of $18.07 per pound in third-quarter 2023 and $15.25 per pound for the first nine months of 2023, primarily reflecting higher costs for maintenance supplies and transitional contract labor and lower volumes. Average unit net cash costs for the primary molybdenum operations are expected to approximate $17.55 per pound of molybdenum for the year 2024, based on achievement of current sales volumes and cost estimates. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Smelting and Refining
Through our downstream integration, we are able to assure placement of a significant portion of our copper concentrate production. We wholly own and operate the Miami smelter in Arizona, Atlantic Copper, and the El Paso refinery in Texas.

In June 2024, PT-FI substantially completed construction of its new smelter in Indonesia and commenced commissioning operations in third-quarter 2024. On October 14, 2024, a fire occurred during commissioning and smelter start-up operations have been temporarily suspended pending remediation activities (for further discussion refer to “Operations – Indonesia – Downstream Processing Facilities”). The PMR project was not impacted, and PT-FI expects to complete construction of the PMR by year-end 2024. The new smelter will smelt and refine copper concentrate from PT-FI and the PMR will process anode slimes from the new smelter and PT Smelting. PT-FI also has a 66% (39.5% prior to June 30, 2024) ownership interest in PT Smelting, a copper smelter and refinery in Gresik, Indonesia (refer to Note 1). Once its new downstream processing facilities are operational, PT-FI’s operations will be fully integrated and treatment charges reflecting the cost of smelting and refining operations will be recorded in production and delivery costs.

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first nine months of 2024, Atlantic Copper’s copper concentrate purchases included 27% from our copper mining operations and 73% from third parties. Atlantic Copper’s treatment charges, which consist of a base rate per pound of copper and per ounce of gold, are generally fixed and represent a cost to our mining operations and income to Atlantic Copper (i.e., higher treatment charges benefit our Atlantic Copper operations). Our North America copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our Miami smelter and El Paso refinery.

We defer recognizing profits on sales from our mining operations to Atlantic Copper until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net (reductions) additions to operating income totaling $(42) million ($(13) million to net income attributable to common stock) in third-quarter 2024, $81 million ($37 million to net income attributable to common stock) in third-quarter 2023, $79 million ($23 million to net income attributable to common stock) for the first nine months of 2024 and $153 million ($64 million to net income attributable to common stock) for the first nine months of 2023. Our net deferred profits on our inventories at Atlantic Copper to be recognized in future periods’ operating income totaled $143 million ($44 million to net income attributable to common stock) at September 30, 2024. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

In May 2024, the U.S. Environmental Protection Agency (EPA) published a final rule updating the standards for hazardous air pollutant emissions from primary copper smelters. We are evaluating this final rule to determine to what extent we would need to modify our processes and equipment and the costs involved, which could be significant. We expect that this final rule will impact our Miami, Arizona smelter operations, which process a significant portion of the copper concentrate produced by our North America copper mines. We have appealed the EPA’s final rule to the Court of Appeals for the D.C. Circuit, and we have filed a petition for reconsideration to EPA, including updated information on cost and implementation of the final rule. Refer to “Governmental Regulations – Environmental and Reclamation Matters” in Items 1 and 2. “Business and Properties” contained in Part I of our 2023 Form 10-K for additional information on new and revised environmental regulatory requirements that may result in substantial increased costs for our business.

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

Based on current sales volume, cost and metal price estimates discussed in “Outlook,” our available cash and cash equivalents plus our projected consolidated operating cash flows of $6.8 billion for the year 2024 exceed our expected consolidated capital expenditures of $4.6 billion for the year 2024.
We have cash on hand and the financial flexibility to fund capital expenditures and our other cash requirements for the next twelve months, including noncontrolling interest distributions, income tax payments, current common stock dividends (base and variable), near-term senior note maturities and any share or debt repurchases. At September 30, 2024, we had $5.0 billion in consolidated cash and cash equivalents, and FCX, PT-FI and Cerro Verde have $3.0 billion, $1.5 billion and $350 million, respectively, of availability under their revolving credit facilities.

At September 30, 2024, we had $1.1 billion in current restricted cash and cash equivalents, including $1.0 billion associated with PT-FI's export proceeds temporarily deposited in Indonesia banks for 90 days in accordance with a regulation issued by the Indonesia government.

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

At September 30, 2024, our net debt, excluding $3.2 billion of debt for PT-FI’s new downstream processing facilities, totaled $0.5 billion (which was net of $1.0 billion of current restricted cash associated with PT-FI’s export proceeds). Refer to "Net Debt" for further discussion.

On September 25, 2024, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on November 1, 2024, to common stockholders of record as of October 15, 2024. The base and variable dividends on our common stock totaled $0.60 per share for 2024, comprised of a $0.30 per share base dividend and $0.30 per share variable dividend. The declaration and payment of dividends (base or variable) are at the discretion of our Board and will depend on our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board.

We acquired 1.2 million shares of our common stock in July 2024 for a total cost of $59 million ($50.48 average cost per share) bringing total purchases under our $5.0 billion share repurchase program to 49 million shares for a cost of $1.9 billion ($38.64 average cost per share). The timing and amount of share repurchases are at the discretion of management and will depend on a variety of factors. The share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share and withholding taxes at September 30, 2024 (in billions):

Cash at domestic companies	$2.1
Cash at international operations	2.9	[a]
Total consolidated cash and cash equivalents	5.0
Noncontrolling interests’ share	(1.4)
Cash, net of noncontrolling interests’ share	3.6
Withholding taxes	(0.1)
Net cash available	$3.5
a.Excludes $1.0 billion of current restricted cash associated with a portion of PT-FI's export proceeds required to be temporarily deposited in Indonesia banks for 90 days in accordance with a regulation issued by the Indonesia government.

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

Debt
At September 30, 2024, consolidated debt totaled $9.7 billion, with a weighted-average interest rate of 5.2%. Substantially all of our outstanding debt is fixed rate.

We have $0.7 billion in scheduled senior note maturities in November 2024, which we expect to redeem with cash on hand. Our next senior note maturities are in 2027. Our total debt has an average remaining duration of approximately 9 years.

Refer to Note 4 for further discussion.

Operating Activities
We generated operating cash flows of $5.7 billion for the first nine months of 2024 and $4.0 billion for the first nine months of 2023. Higher operating cash flows for the first nine months of 2024, compared with the first nine months of 2023, primarily reflects higher average realized copper and gold prices and higher gold sales volumes, as well as changes in accruals for international income taxes and other working capital changes related to PT-FI’s tolling arrangement with PT Smelting.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $3.6 billion for the first nine months of 2024 and $3.5 billion for the first nine months of 2023, including amounts for major mining projects ($1.3 billion for the first nine months of 2024 and $1.2 billion for the first nine months of 2023), primarily associated with underground development activities in the Grasberg minerals district, and for PT-FI’s new downstream processing facilities ($1.0 billion for the first nine months of 2024 and $1.3 billion for the first nine months of 2023).

Acquisition of additional ownership interest in Cerro Verde. In September 2024, we purchased 5.3 million shares of Cerro Verde common stock for a total cost of $210 million, increasing our ownership interest in Cerro Verde to 55.08% from 53.56%.

Loans to PT Smelting for Expansion. PT-FI made loans to PT Smelting totaling $28 million for the first nine months of 2024 and $109 million for the first nine months of 2023 to fund PT Smelting’s expansion project.

Financing Activities
Debt Transactions. Net proceeds from debt totaled $249 million for the first nine months of 2024, primarily related to borrowings under the PT-FI revolving credit facility that were used to fund capital expenditures for PT-FI’s new downstream processing facilities. Net repayments of debt totaled $1.2 billion for the first nine months of 2023, including the repayment of our 3.875% Senior Notes that matured in March 2023 totaling $996 million and open-market purchases of senior notes totaling $221 million.

Cash Dividends on Common Stock. We paid cash dividends on our common stock totaling $0.6 billion during each of the first nine months of 2024 and 2023. The declaration and payment of dividends (base or variable) is at the discretion of our Board and will depend on our financial results, cash requirements, global economic conditions and other factors deemed relevant by our Board. Refer to Note 4, Item 1A. “Risk Factors” contained in Part I of our 2023 Form 10-K, “Cautionary Statement” below and the discussion of our financial policy above.

Cash Dividends and Distributions Paid to Noncontrolling Interests. Cash dividends and distributions paid to noncontrolling interests at our international operations totaled $1.3 billion (including $1.1 billion from PT-FI) for the first nine months of 2024 and $0.4 billion (including $0.2 billion from PT-FI) for the first nine months of 2023. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Treasury Stock Purchases. In July 2024, we acquired 1.2 million shares of our common stock for a total cost of $59 million.

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

As discussed in Note 7, we recorded net charges totaling $82 million for the first nine months of 2024, primarily associated with changes in cost estimates for former processing facilities and historical smelter sites. In addition, we recorded net ARO additions totaling $0.4 billion in the first nine months of 2024, including $0.3 billion at mining operations primarily associated with revised closure plans and cost estimates to reflect our commitment to the Global Industry Standard on Tailings Management and $0.1 billion at our oil and gas properties primarily associated with assumed abandonment obligations resulting from bankruptcies of other companies.

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

NET DEBT

We believe that net debt provides investors with information related to the performance-based payout framework in our financial policy, which requires us to maintain our net debt at a level not to exceed the net debt target of $3 billion to $4 billion, excluding debt for PT-FI’s new downstream processing facilities. We define net debt as consolidated debt less (i) consolidated cash and cash equivalents and (ii) current restricted cash associated with PT-FI's export proceeds. This information differs from consolidated debt determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for consolidated debt determined in accordance with U.S. GAAP. Our net debt, which may not be comparable to similarly titled measures reported by other companies, follows (in millions):

	As of September 30, 2024
Current portion of debt	$769
Long-term debt, less current portion	8,910
Consolidated debt	9,679
Less: consolidated cash and cash equivalents	5,000
Less: current restricted cash associated with PT-FI’s export proceeds	964	[a]
FCX net debt	3,715
Less: debt for PT-FI’s new downstream processing facilities	3,232	[b]
FCX net debt, excluding debt for PT-FI’s new downstream processing facilities	$483
a.In accordance with a regulation issued by the Indonesia government, 30% of PT-FI’s export proceeds are being temporarily deposited into Indonesia banks for a period of 90 days before withdrawal and are presented as current restricted cash and cash equivalents in our consolidated balance sheet. As the 90-day holding period is the only restriction on the cash, we have included such amount in the calculation of net debt.
b.Represents PT-FI’s senior notes and $250 million of borrowings under PT-FI’s revolving credit facility.

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

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,373		$1,373	$168	$46	$1,587
Site production and delivery, before net noncash and other costs shown below	1,153		1,030	132	39	1,201
By-product credits	(166)		—	—	—	—
Treatment charges	42		40	—	2	42
Net cash costs	1,029		1,070	132	41	1,243
DD&A	110		98	10	2	110
Noncash and other costs, net	51	[c]	48	3	—	51
Total costs	1,190		1,216	145	43	1,404
Other revenue adjustments, primarily for pricing on prior period open sales	(1)		(1)	—	—	(1)
Gross profit	$182		$156	$23	$3	$182

Copper sales (millions of recoverable pounds)	317		317
Molybdenum sales (millions of recoverable pounds)[a]				8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.32		$4.32	$21.33
Site production and delivery, before net noncash and other costs shown below	3.64		3.25	16.83
By-product credits	(0.53)		—	—
Treatment charges	0.13		0.12	—
Unit net cash costs	3.24		3.37	16.83
DD&A	0.35		0.31	1.22
Noncash and other costs, net	0.16	[c]	0.15	0.40
Total unit costs	3.75		3.83	18.45
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	—
Gross profit per pound	$0.57		$0.49	$2.88

Reconciliation to Amounts Reported

	Revenues		Production and Delivery	DD&A
Totals presented above	$1,587		$1,201	$110
Treatment charges	(2)		40	—
Noncash and other costs, net	—		51	—
Other revenue adjustments, primarily for pricing on prior period open sales	(1)		—	—
Eliminations and other	7		11	(1)
North America copper mines	1,591		1,303	109
Other mining[d]	6,766		4,191	477
Corporate, other & eliminations	(1,567)		(1,417)	14
As reported in our consolidated financial statements	$6,790		$4,077	$600

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $18 million ($0.06 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 8.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2023
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,435		$1,435	$164	$43	$1,642
Site production and delivery, before net noncash and other costs shown below	1,121		1,008	129	35	1,172
By-product credits	(156)		—	—	—	—
Treatment charges	39		37	—	2	39
Net cash costs	1,004		1,045	129	37	1,211
DD&A	110		99	10	1	110
Noncash and other costs, net	53	[c]	48	4	1	53
Total costs	1,167		1,192	143	39	1,374
Other revenue adjustments, primarily for pricing on prior period open sales	1		1	—	—	1
Gross profit	$269		$244	$21	$4	$269

Copper sales (millions of recoverable pounds)	372		372
Molybdenum sales (millions of recoverable pounds)[a]				7

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.86		$3.86	$22.01
Site production and delivery, before net noncash and other costs shown below	3.01		2.71	17.35
By-product credits	(0.41)		—	—
Treatment charges	0.10		0.10	—
Unit net cash costs	2.70		2.81	17.35
DD&A	0.30		0.26	1.33
Noncash and other costs, net	0.14	[c]	0.13	0.47
Total unit costs	3.14		3.20	19.15
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	—
Gross profit per pound	$0.72		$0.66	$2.86

Reconciliation to Amounts Reported
	Revenues		Production and Delivery	DD&A
Totals presented above	$1,642		$1,172	$110
Treatment charges	—		39	—
Noncash and other costs, net	—		53	—
Other revenue adjustments, primarily for pricing on prior period open sales	1		—	—
Eliminations and other	14		15	—
North America copper mines	1,657		1,279	110
Other mining[d]	5,764		3,865	405
Corporate, other & eliminations	(1,597)		(1,591)	18
As reported in our consolidated financial statements	$5,824		$3,553	$533

a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $28 million ($0.08 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 8.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,048		$4,048	$433	$127	$4,608
Site production and delivery, before net noncash and other costs shown below	3,250		2,928	358	104	3,390
By-product credits	(420)		—	—	—	—
Treatment charges	125		120	—	5	125
Net cash costs	2,955		3,048	358	109	3,515
DD&A	327		295	26	6	327
Noncash and other costs, net	133	[c]	123	9	1	133
Total costs	3,415		3,466	393	116	3,975
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	—	—	—
Gross profit	$633		$582	$40	$11	$633

Copper sales (millions of recoverable pounds)	943		943
Molybdenum sales (millions of recoverable pounds)[a]				22

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.29		$4.29	$19.97
Site production and delivery, before net noncash and other costs shown below	3.45		3.10	16.52
By-product credits	(0.45)		—	—
Treatment charges	0.13		0.13	—
Unit net cash costs	3.13		3.23	16.52
DD&A	0.35		0.32	1.23
Noncash and other costs, net	0.14	[c]	0.13	0.39
Total unit costs	3.62		3.68	18.14
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	—
Gross profit per pound	$0.67		$0.61	$1.83

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$4,608		$3,390	$327
Treatment charges	(4)		121	—
Noncash and other costs, net	—		133	—
Eliminations and other	25		34	—
North America copper mines	4,629		3,678	327
Other mining[d]	19,565		12,298	1,330
Corporate, other & eliminations	(4,459)		(4,180)	47
As reported in our consolidated financial statements	$19,735		$11,796	$1,704
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $48 million ($0.05 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 8.

North America Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2023
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,159		$4,159	$576	$129	$4,864
Site production and delivery, before net noncash and other costs shown below	3,097		2,729	417	113	3,259
By-product credits	(543)		—	—	—	—
Treatment charges	126		120	—	6	126
Net cash costs	2,680		2,849	417	119	3,385
DD&A	312		276	30	6	312
Noncash and other costs, net	180	[c]	157	20	3	180
Total costs	3,172		3,282	467	128	3,877
Other revenue adjustments, primarily for pricing on prior period open sales	13		13	—	—	13
Gross profit	$1,000		$890	$109	$1	$1,000

Copper sales (millions of recoverable pounds)	1,048		1,048
Molybdenum sales (millions of recoverable pounds)[a]				23

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$3.97		$3.97	$24.41
Site production and delivery, before net noncash and other costs shown below	2.96		2.60	17.66
By-product credits	(0.52)		—	—
Treatment charges	0.12		0.12	—
Unit net cash costs	2.56		2.72	17.66
DD&A	0.30		0.26	1.27
Noncash and other costs, net	0.17	[c]	0.15	0.87
Total unit costs	3.03		3.13	19.80
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—
Gross profit per pound	$0.95		$0.85	$4.61

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$4,864		$3,259	$312
Treatment charges	(9)		117	—
Noncash and other costs, net	—		180	—
Other revenue adjustments, primarily for pricing on prior period open sales	13		—	—
Eliminations and other	49		52	—
North America copper mines	4,917		3,608	312
Other mining[d]	16,832		11,306	1,117
Corporate, other & eliminations	(4,799)		(4,647)	50
As reported in our consolidated financial statements	$16,950		$10,267	$1,479
a.Reflects sales of molybdenum produced by certain of the North America copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $81 million ($0.08 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 8.

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,257		$1,257	$122	$1,379
Site production and delivery, before net noncash and other costs shown below	776	[b]	711	78	789
By-product credits	(109)		—	—	—
Treatment charges	45		45	—	45
Royalty on metals	2		2	—	2
Net cash costs	714		758	78	836
DD&A	109		99	10	109
Noncash and other costs, net	28	[c]	28	—	28
Total costs	851		885	88	973
Other revenue adjustments, primarily for pricing on prior period open sales	(18)		(18)	—	(18)
Gross profit	$388		$354	$34	$388

Copper sales (millions of recoverable pounds)	293		293

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.29		$4.29
Site production and delivery, before net noncash and other costs shown below	2.65	[b]	2.43
By-product credits	(0.37)		—
Treatment charges	0.15		0.15
Royalty on metals	0.01		0.01
Unit net cash costs	2.44		2.59
DD&A	0.37		0.34
Noncash and other costs, net	0.10	[c]	0.09
Total unit costs	2.91		3.02
Other revenue adjustments, primarily for pricing on prior period open sales	(0.06)		(0.06)
Gross profit per pound	$1.32		$1.21

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,379		$789	$109
Treatment charges	(45)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		28	—
Other revenue adjustments, primarily for pricing on prior period open sales	(18)		—	—
Eliminations and other	2		—	1
South America operations	1,316		817	110
Other mining[d]	7,041		4,677	476
Corporate, other & eliminations	(1,567)		(1,417)	14
As reported in our consolidated financial statements	$6,790		$4,077	$600

a.Includes silver sales of 0.9 million ounces ($30.59 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes nonrecurring labor-related charges totaling $34 million ($0.12 per pound of copper) at Cerro Verde associated with the new CLAs with its two unions.
c.Includes charges totaling $18 million ($0.06 per pound of copper) for feasibility studies.
d.Represents the combined total for our other segments as presented in Note 8.

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2023
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,159		$1,159	$145	$1,304
Site production and delivery, before net noncash and other costs shown below	790		712	93	805
By-product credits	(130)		—	—	—
Treatment charges	61		61	—	61
Royalty on metals	2		2	—	2
Net cash costs	723		775	93	868
DD&A	110		98	12	110
Noncash and other costs, net	22	[b]	21	1	22
Total costs	855		894	106	1,000
Other revenue adjustments, primarily for pricing on prior period open sales	2		2	—	2
Gross profit	$306		$267	$39	$306

Copper sales (millions of recoverable pounds)	307		307

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.77		$3.77
Site production and delivery, before net noncash and other costs shown below	2.57		2.32
By-product credits	(0.42)		—
Treatment charges	0.19		0.19
Royalty on metals	0.01		0.01
Unit net cash costs	2.35		2.52
DD&A	0.36		0.32
Noncash and other costs, net	0.07	[b]	0.07
Total unit costs	2.78		2.91
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01
Gross profit per pound	$1.00		$0.87

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,304		$805	$110
Treatment charges	(61)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		22	—
Other revenue adjustments, primarily for pricing on prior period open sales	2		—	—
Eliminations and other	1		—	1
South America operations	1,244		827	111
Other mining[c]	6,177		4,317	404
Corporate, other & eliminations	(1,597)		(1,591)	18
As reported in our consolidated financial statements	$5,824		$3,553	$533

a.Includes silver sales of 1.1 million ounces ($23.31 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $11 million ($0.03 per pound of copper) for feasibility studies.
c.Represents the combined total for our other segments as presented in Note 8.

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$3,737		$3,737	$342	$4,079
Site production and delivery, before net noncash and other costs shown below	2,347	[b]	2,169	217	2,386
By-product credits	(302)		—	—	—
Treatment charges	144		144	—	144
Royalty on metals	6		5	1	6
Net cash costs	2,195		2,318	218	2,536
DD&A	331		303	28	331
Noncash and other costs, net	66	[c]	64	2	66
Total costs	2,592		2,685	248	2,933
Other revenue adjustments, primarily for pricing on prior period open sales	33		33	(1)	32
Gross profit	$1,178		$1,085	$93	$1,178

Copper sales (millions of recoverable pounds)	879		879

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.25		$4.25
Site production and delivery, before net noncash and other costs shown below	2.67	[b]	2.47
By-product credits	(0.34)		—
Treatment charges	0.16		0.16
Royalty on metals	0.01		0.01
Unit net cash costs	2.50		2.64
DD&A	0.38		0.35
Noncash and other costs, net	0.07	[c]	0.07
Total unit costs	2.95		3.06
Other revenue adjustments, primarily for pricing on prior period open sales	0.04		0.04
Gross profit per pound	$1.34		$1.23

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$4,079		$2,386	$331
Treatment charges	(144)		—	—
Royalty on metals	(6)		—	—
Noncash and other costs, net	—		66	—
Other revenue adjustments, primarily for pricing on prior period open sales	32		—	—
Eliminations and other	2		(2)	1
South America operations	3,963		2,450	332
Other mining[d]	20,231		13,526	1,325
Corporate, other & eliminations	(4,459)		(4,180)	47
As reported in our consolidated financial statements	$19,735		$11,796	$1,704

a.Includes silver sales of 2.7 million ounces ($29.18 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to FCX’s molybdenum sales company at market-based pricing.
b.Includes nonrecurring labor-related charges totaling $99 million ($0.11 per pound of copper) at Cerro Verde associated with the new CLAs with its two unions.
c.Includes charges totaling $41 million ($0.05 per pound of copper) for feasibility studies.
d.Represents the combined total for our other segments as presented in Note 8.

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2023
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$3,492		$3,492	$447	$3,939
Site production and delivery, before net noncash and other costs shown below	2,297		2,074	272	2,346
By-product credits	(401)		—	—	—
Treatment charges	179		179	—	179
Royalty on metals	6		5	1	6
Net cash costs	2,081		2,258	273	2,531
DD&A	350		310	40	350
Noncash and other costs, net	72	[b]	67	5	72
Total costs	2,503		2,635	318	2,953
Other revenue adjustments, primarily for pricing on prior period open sales	71		71	3	74
Gross profit	$1,060		$928	$132	$1,060

Copper sales (millions of recoverable pounds)	913		913

Gross profit per pound of copper:

Revenues, excluding adjustments	$3.82		$3.82
Site production and delivery, before net noncash and other costs shown below	2.51		2.26
By-product credits	(0.44)		—
Treatment charges	0.20		0.20
Royalty on metals	0.01		0.01
Unit net cash costs	2.28		2.47
DD&A	0.38		0.34
Noncash and other costs, net	0.08	[b]	0.07
Total unit costs	2.74		2.88
Other revenue adjustments, primarily for pricing on prior period open sales	0.08		0.08
Gross profit per pound	$1.16		$1.02

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$3,939		$2,346	$350
Treatment charges	(179)		—	—
Royalty on metals	(6)		—	—
Noncash and other costs, net	—		72	—
Other revenue adjustments, primarily for pricing on prior period open sales	74		—	—
Eliminations and other	—		(1)	—
South America operations	3,828		2,417	350
Other mining[c]	17,921		12,497	1,079
Corporate, other & eliminations	(4,799)		(4,647)	50
As reported in our consolidated financial statements	$16,950		$10,267	$1,479

a.Includes silver sales of 3.2 million ounces ($23.51 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $30 million ($0.03 per pound of copper) for feasibility studies.
c.Represents the combined total for our other segments as presented in Note 8.

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended September 30, 2024
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$1,826		$1,826		$1,421	$68	$3,315
Site production and delivery, before net noncash and other costs shown below	774		426		332	16	774
Gold, silver and other by-product credits	(1,493)		—		—	—	—
Treatment charges	157		87		67	3	157
Export duties	129		71		55	3	129
Royalty on metals	129		74		53	2	129
Net cash (credits) costs	(304)		658		507	24	1,189
DD&A	340		187		146	7	340
Noncash and other costs, net	52	[b]	29		22	1	52
Total costs	88		874		675	32	1,581
Other revenue adjustments, primarily for pricing on prior period open sales	(14)		(14)		4	—	(10)
Gross profit	$1,724		$938		$750	$36	$1,724

Copper sales (millions of recoverable pounds)	426		426
Gold sales (thousands of recoverable ounces)					554

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.29		$4.29		$2,569
Site production and delivery, before net noncash and other costs shown below	1.82		1.00		599
Gold, silver and other by-product credits	(3.50)		—		—
Treatment charges	0.37		0.20		122
Export duties	0.30		0.17		99
Royalty on metals	0.30		0.17		95
Unit net cash (credits) costs	(0.71)		1.54		915
DD&A	0.80		0.44		263
Noncash and other costs, net	0.12	[b]	0.07		41
Total unit costs	0.21		2.05		1,219
Other revenue adjustments, primarily for pricing on prior period open sales	(0.03)		(0.03)		6
Gross profit per pound/ounce	$4.05		$2.21		$1,356

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$3,315		$774		$340
Treatment charges	(65)		92	[c]	—
Export duties	(129)		—		—
Royalty on metals	(129)		—		—
Noncash and other costs, net	—		52		—
Other revenue adjustments, primarily for pricing on prior period open sales	(10)		—		—
Indonesia operations	2,982		918		340
Other mining[d]	5,375		4,576		246
Corporate, other & eliminations	(1,567)		(1,417)		14
As reported in our consolidated financial statements	$6,790		$4,077		$600

a.Includes silver sales of 2.1 million ounces ($30.11 per ounce average realized price).
b.Includes charges totaling $39 million ($0.09 per pound of copper) for operational readiness and start-up costs associated with PT-FI’s new downstream processing facilities, and $5 million ($0.01 per pound of copper) for feasibility and optimization studies.
c.Represents tolling costs paid to PT Smelting.
d.Represents the combined total for our other segments as presented in Note 8.

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2023
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$1,621		$1,621		$749	$32	$2,402
Site production and delivery, before net noncash and other costs shown below	612		413		191	8	612
Gold, silver and other by-product credits	(785)		—		—	—	—
Treatment charges	138		93		43	2	138
Export duties	147		99		46	2	147
Royalty on metals	78		52		25	1	78
Net cash costs	190		657		305	13	975
DD&A	271		183		84	4	271
Noncash and other costs, net	8	[b]	6		2	—	8
Total costs	469		846		391	17	1,254
Other revenue adjustments, primarily for pricing on prior period open sales	1		1		3	1	5
Gross profit	$1,153		$776		$361	$16	$1,153

Copper sales (millions of recoverable pounds)	430		430
Gold sales (thousands of recoverable ounces)					395

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.77		$3.77		$1,898
Site production and delivery, before net noncash and other costs shown below	1.42		0.96		484
Gold, silver and other by-product credits	(1.83)		—		—
Treatment charges	0.32		0.22		109
Export duties	0.34		0.23		116
Royalty on metals	0.19		0.12		64
Unit net cash costs	0.44		1.53		773
DD&A	0.63		0.43		214
Noncash and other costs, net	0.02	[b]	0.01		6
Total unit costs	1.09		1.97		993
Other revenue adjustments, primarily for pricing on prior period open sales	—		—		8
Gross profit per pound/ounce	$2.68		$1.80		$913

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$2,402		$612		$271
Treatment charges	(87)		51	[c]	—
Export duties	(147)		—		—
Royalty on metals	(78)		—		—
Noncash and other costs, net	—		8		—
Other revenue adjustments, primarily for pricing on prior period open sales	5		—		—
Eliminations and other	—		1		—
Indonesia operations	2,095		672		271
Other mining[d]	5,326		4,472		244
Corporate, other & eliminations	(1,597)		(1,591)		18
As reported in our consolidated financial statements	$5,824		$3,553		$533

a.Includes silver sales of 1.3 million ounces ($22.96 per ounce average realized price).
b.Includes charges totaling $3 million ($0.01 per pound of copper) for feasibility and optimization studies.
c.Primarily represents tolling costs paid to PT Smelting.
d.Represents the combined total for our other segments as presented in Note 8.

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Nine Months Ended September 30, 2024
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$5,325		$5,325		$3,477	$169	$8,971
Site production and delivery, before net noncash and other costs shown below	2,062		1,224		799	39	2,062
Gold, silver and other by-product credits	(3,645)		—		—	—	—
Treatment charges	453		269		176	8	453
Export duties	360		213		140	7	360
Royalty on metals	338		203		130	5	338
Net cash (credits) costs	(432)		1,909		1,245	59	3,213
DD&A	923		548		358	17	923
Noncash and other costs, net	139	[b]	82		54	3	139
Total costs	630		2,539		1,657	79	4,275
Other revenue adjustments, primarily for pricing on prior period open sales	6		6		(1)	—	5
Gross profit	$4,701		$2,792		$1,819	$90	$4,701

Copper sales (millions of recoverable pounds)	1,256		1,256
Gold sales (thousands of recoverable ounces)					1,474

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.24		$4.24		$2,362
Site production and delivery, before net noncash and other costs shown below	1.64		0.98		542
Gold, silver and other by-product credits	(2.90)		—		—
Treatment charges	0.36		0.21		119
Export duties	0.29		0.17		95
Royalty on metals	0.27		0.16		89
Unit net cash (credits) costs	(0.34)		1.52		845
DD&A	0.73		0.44		243
Noncash and other costs, net	0.11	[b]	0.06		36
Total unit costs	0.50		2.02		1,124
Other revenue adjustments, primarily for pricing on prior period open sales	—		—		(3)
Gross profit per pound/ounce	$3.74		$2.22		$1,235

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$8,971		$2,062		$923
Treatment charges	(203)		250	[c]	—
Export duties	(360)		—		—
Royalty on metals	(338)		—		—
Noncash and other costs, net	—		139		—
Other revenue adjustments, primarily for pricing on prior period open sales	5		—		—
Indonesia operations	8,075		2,451		923
Other mining[d]	16,119		13,525		734
Corporate, other & eliminations	(4,459)		(4,180)		47
As reported in our consolidated financial statements	$19,735		$11,796		$1,704

a.Includes silver sales of 5.5 million ounces ($28.01 per ounce average realized price).
b.Includes charges totaling (i) $74 million ($0.06 per pound of copper) for operational readiness and start-up costs associated with PT-FI’s new downstream processing facilities, (ii) $34 million ($0.03 per pound of copper) related to amounts capitalized in prior years associated with the construction of PT-FI’s new downstream processing facilities, and (iii) $22 million ($0.02 per pound of copper) for feasibility and optimization studies.
c.Represents tolling costs paid to PT Smelting.
d.Represents the combined total for our other segments as presented in Note 8.

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2023
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$3,860		$3,860		$2,227	$106	$6,193
Site production and delivery, before net noncash and other costs shown below	1,736		1,082		624	30	1,736
Gold, silver and other by-product credits	(2,350)		—		—	—	—
Treatment charges	362		226		130	6	362
Export duties	165		103		59	3	165
Royalty on metals	228		144		81	3	228
Net cash costs	141		1,555		894	42	2,491
DD&A	694		433		249	12	694
Noncash and other costs, net	115	[b]	71		42	2	115
Total costs	950		2,059		1,185	56	3,300
Other revenue adjustments, primarily for pricing on prior period open sales	114		114		18	(1)	131
PT Smelting intercompany profit	112		70		40	2	112
Gross profit	$3,136		$1,985		$1,100	$51	$3,136

Copper sales (millions of recoverable pounds)	1,014		1,014
Gold sales (thousands of recoverable ounces)					1,153

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$3.81		$3.81		$1,932
Site production and delivery, before net noncash and other costs shown below	1.71		1.07		542
Gold, silver and other by-product credits	(2.32)		—		—
Treatment charges	0.36		0.22		113
Export duties	0.16		0.10		51
Royalty on metals	0.23		0.14		70
Unit net cash costs	0.14		1.53		776
DD&A	0.69		0.43		216
Noncash and other costs, net	0.11	[b]	0.07		36
Total unit costs	0.94		2.03		1,028
Other revenue adjustments, primarily for pricing on prior period open sales	0.11		0.11		15
PT Smelting intercompany profit	0.11		0.07		35
Gross profit per pound/ounce	$3.09		$1.96		$954

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$6,193		$1,736		$694
Treatment charges	(231)		131	[c]	—
Export duties	(165)		—		—
Royalty on metals	(228)		—		—
Noncash and other costs, net	—		115		—
Other revenue adjustments, primarily for pricing on prior period open sales	131		—		—
PT Smelting intercompany profit	—		(112)		—
Eliminations and other	—		1		—
Indonesia operations	5,700		1,871		694
Other mining[d]	16,049		13,043		735
Corporate, other & eliminations	(4,799)		(4,647)		50
As reported in our consolidated financial statements	$16,950		$10,267		$1,479
a.Includes silver sales of 4.0 million ounces ($23.37 per ounce average realized price).
b.Includes a charge of $55 million ($0.05 per pound of copper) associated with a potential administrative fine and $22 million ($0.02 per pound of copper) for feasibility and optimization studies.
c.Primarily represents tolling costs paid to PT Smelting.
d.Represents the combined total for our other segments as presented in Note 8.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended September 30,
(In millions)	2024	2023

Revenues, excluding adjustments[a]	$138	$153
Site production and delivery, before net noncash and other costs shown below	131	116
Treatment charges and other	6	6
Net cash costs	137	122
DD&A	19	14
Noncash and other costs, net	9	4
Total costs	165	140
Gross (loss) profit	$(27)	$13

Molybdenum sales (millions of recoverable pounds)[a]	6	7

Gross (loss) profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$21.20	$22.58
Site production and delivery, before net noncash and other costs shown below	20.15	17.20
Treatment charges and other	0.91	0.87
Unit net cash costs	21.06	18.07
DD&A	2.85	2.13
Noncash and other costs, net	1.46	0.53
Total unit costs	25.37	20.73
Gross (loss) profit per pound	$(4.17)	$1.85

Reconciliation to Amounts Reported
		Production
Three Months Ended September 30, 2024	Revenues	and Delivery	DD&A
Totals presented above	$138	$131	$19
Treatment charges and other	(6)	—	—
Noncash and other costs, net	—	9	—
Molybdenum mines	132	140	19
Other mining[b]	8,225	5,354	567
Corporate, other & eliminations[c]	(1,567)	(1,417)	14
As reported in our consolidated financial statements	$6,790	$4,077	$600

Three Months Ended September 30, 2023
Totals presented above	$153	$116	$14
Treatment charges and other	(6)	—	—
Noncash and other costs, net	—	4	—
Molybdenum mines	147	120	14
Other mining[b]	7,274	5,024	501
Corporate, other & eliminations[c]	(1,597)	(1,591)	18
As reported in our consolidated financial statements	$5,824	$3,553	$533

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
c.Includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America copper mines and South America operations.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Nine Months Ended September 30,
(In millions)	2024	2023

Revenues, excluding adjustments[a]	$434	$539
Site production and delivery, before net noncash and other costs shown below	376	308
Treatment charges and other	19	19
Net cash costs	395	327
DD&A	51	48
Noncash and other costs, net	17	13
Total costs	463	388
Gross (loss) profit	$(29)	$151

Molybdenum sales (millions of recoverable pounds)[a]	21	22

Gross (loss) profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$20.40	$25.17
Site production and delivery, before net noncash and other costs shown below	17.71	14.39
Treatment charges and other	0.88	0.86
Unit net cash costs	18.59	15.25
DD&A	2.39	2.26
Noncash and other costs, net	0.80	0.61
Total unit costs	21.78	18.12
Gross (loss) profit per pound	$(1.38)	$7.05

Reconciliation to Amounts Reported

		Production
Nine Months Ended September 30, 2024	Revenues	and Delivery	DD&A
Totals presented above	$434	$376	$51
Treatment charges and other	(19)	—	—
Noncash and other costs, net	—	17	—
Molybdenum mines	415	393	51
Other mining[b]	23,779	15,583	1,606
Corporate, other & eliminations[c]	(4,459)	(4,180)	47
As reported in our consolidated financial statements	$19,735	$11,796	$1,704

Nine Months Ended September 30, 2023
Totals presented above	$539	$308	$48
Treatment charges and other	(19)	—	—
Noncash and other costs, net	—	13	—
Molybdenum mines	520	321	48
Other mining[b]	21,229	14,593	1,381
Corporate, other & eliminations[c]	(4,799)	(4,647)	50
As reported in our consolidated financial statements	$16,950	$10,267	$1,479

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
c.Includes amounts associated with our molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the North America copper mines and South America operations.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections, or expectations relating to business outlook, strategy, goals or targets; global market conditions; ore grades and milling rates; production and sales volumes; unit net cash costs (credits) and operating costs; capital expenditures; operating plans (including mine sequencing); cash flows; liquidity; PT-FI’s commissioning, remediation, including expected costs, insurance recovery and timing, and ramp up of its new smelter and completion and full production at the PMR; potential extension of PT-FI’s IUPK beyond 2041; export licenses, export duties and export volumes, including the ability to continue exports of copper concentrates in Indonesia until full ramp-up is achieved at PT-FI’s new downstream processing facilities, including the ability to increase the permitted export quota for 2024; timing of shipments of inventoried production; our commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; execution of our energy and climate strategies and the underlying assumptions and estimated impacts on our business and stakeholders related thereto; achievement of 2030 climate targets and 2050 net zero aspiration; improvements in operating procedures and technology innovations and applications; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal and environmental proceedings; debt repurchases; and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “could,” “to be,” “potential,” “assumptions,” “guidance,” “aspirations,” “future,” “commitments,” “pursues,” “initiatives,” “objectives,” “opportunities,” “strategy” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable), and timing and amount of any share repurchases are at the discretion of our Board and management, respectively, and are subject to a number of factors, including not exceeding our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board or management, as applicable. Our share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper and gold; PT-FI’s ability to continue to export and sell or inventory copper concentrates and anode slimes through remediation or completion, as applicable, and full ramp-up of its new downstream processing facilities; changes in export duties; completion of remediation activities and achieving full ramp-up of the new smelter in Indonesia; completion and full production at the PMR; production rates; timing of shipments; price and availability of consumables and components we purchase as well as constraints on supply and logistics, and transportation services; changes in our cash requirements, financial position, financing or investment plans; changes in general market, economic, geopolitical, regulatory or industry conditions; reductions in liquidity and access to capital; changes in tax laws and regulations; political and social risks, including the potential effects of violence in Indonesia, civil unrest in Peru, and relations with local communities and Indigenous Peoples; operational risks inherent in mining, with higher inherent risks in underground mining; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations, including the ability to smelt and refine or inventory; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; satisfaction of requirements in accordance with PT-FI's IUPK to extend mining rights from 2031 through 2041; process relating to the extension of PT-FI’s IUPK beyond 2041; cybersecurity risks; any major public health crisis; labor relations, including labor-related work stoppages and increased costs; compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks, including availability of secure water supplies; litigation results; tailings management; our ability to comply with our responsible production commitments under specific frameworks; and any changes to such frameworks and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2023 Form 10-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the nine-month period ended September 30, 2024. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2023 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q.

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2024.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended September 30, 2024.

The following table sets forth information with respect to shares of FCX common stock purchased by us during the quarter ended September 30, 2024, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
July 1-31, 2024	1,166,703	$50.48	1,166,703	$3,105,744,136
August 1-31, 2024	—	$—	—	$3,105,744,136
September 1-30, 2024	—	$—	—	$3,105,744,136
Total	1,166,703	$50.48	1,166,703
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

Item 5. Other Information.

During the quarter ended September 30, 2024, no director or officer of FCX adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1	PT-FI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama and PT Indonesia Asahan Aluminium (Persero).		10-Q	001-11307-01	11/9/2018
2.2	Supplemental and Amendment Agreement to the PT-FI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.		10-K	001-11307-01	2/15/2019
3.1	Composite Certificate of Incorporation of FCX.		10-Q	001-11307-01	8/7/2024
3.2	Amended and Restated By-Laws of FCX, effective as of June 11, 2024.		8-K	001-11307-01	6/12/2024
4.1	Description of Common Stock of FCX.		10-Q	001-11307-01	8/7/2024
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
22.1	List of Subsidiary Guarantors and Subsidiary Issuers of Guaranteed Securities.		10-K	001-11307-01	2/16/2024
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeport-McMoRan Inc.

By:	/s/ Ellie L. Mikes
Ellie L. Mikes
Vice President and Chief Accounting Officer
(authorized signatory
and Principal Accounting Officer)

Date:  November 8, 2024
S-1