Form 10-Q
period 2025-03-31
FREEPORT-MCMORAN INC
filed 2025-05-08
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On April 30, 2025, there were issued and outstanding 1,436,200,253 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2025	December 31, 2024
	(In Millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,385	$3,923
Restricted cash and cash equivalents	460	888
Trade accounts receivable	743	578
Value added and other tax receivables	565	564
Inventories:
Product	3,220	3,038
Materials and supplies, net	2,418	2,382
Mill and leach stockpiles	1,436	1,388
Other current assets	575	535
Total current assets	13,802	13,296
Property, plant, equipment and mine development costs, net	39,200	38,514
Long-term mill and leach stockpiles	1,169	1,225
Other assets	1,851	1,813
Total assets	$56,022	$54,848

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,078	$4,057
Accrued income taxes	857	859
Current portion of debt	495	41
Current portion of environmental and asset retirement obligations	296	320
Dividends payable	217	219
Total current liabilities	5,943	5,496
Long-term debt, less current portion	8,909	8,907
Environmental and asset retirement obligations, less current portion	5,428	5,404
Deferred income taxes	4,402	4,376
Other liabilities	2,126	1,887
Total liabilities	26,808	26,070

Equity:
Stockholders’ equity:
Common stock	163	162
Capital in excess of par value	23,627	23,797
Retained earnings (accumulated deficit)	182	(170)
Accumulated other comprehensive loss	(313)	(314)
Common stock held in treasury	(5,971)	(5,894)
Total stockholders’ equity	17,688	17,581
Noncontrolling interests	11,526	11,197
Total equity	29,214	28,778
Total liabilities and equity	$56,022	$54,848

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(In Millions, Except Per Share Amounts)
Revenues	$5,728	$6,321
Cost of sales:
Production and delivery	3,756	3,844
Depreciation, depletion and amortization	466	595
Total cost of sales	4,222	4,439
Selling, general and administrative expenses	154	144
Exploration and research expenses	39	37
Environmental obligations and shutdown costs	10	67
Total costs and expenses	4,425	4,687
Operating income	1,303	1,634
Interest expense, net	(70)	(89)
Other income, net	58	129
Income before income taxes and equity in affiliated companies’ net earnings	1,291	1,674
Provision for income taxes	(500)	(512)
Equity in affiliated companies’ net earnings	2	—
Net income	793	1,162
Net income attributable to noncontrolling interests	(441)	(689)
Net income attributable to common stockholders	$352	$473

Net income per share attributable to common stockholders:
Basic	$0.24	$0.33
Diluted	$0.24	$0.32

Weighted-average shares of common stock outstanding:
Basic	1,438	1,436
Diluted	1,444	1,444

Dividends declared per share of common stock	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(In Millions)
Net income	$793	$1,162

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	1	1
Foreign exchange losses	—	(1)
Other comprehensive income	1	—

Total comprehensive income	794	1,162
Total comprehensive income attributable to noncontrolling interests	(441)	(689)
Total comprehensive income attributable to common stockholders	$353	$473

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2025	2024
	(In Millions)
Cash flow from operating activities:
Net income	$793	$1,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	466	595
Net charges for environmental and asset retirement obligations, including accretion	49	224
Payments for environmental and asset retirement obligations	(50)	(42)
Stock-based compensation	54	53
Net charges for defined pension and postretirement plans	14	8
Pension plan contributions	(3)	(18)
Deferred income taxes	26	46
Charges for social investment programs at PT Freeport Indonesia	15	28
Payments for social investment programs at PT Freeport Indonesia	(13)	(24)
Other, net	4	(39)
Changes in working capital and other:
Accounts receivable	(215)	(582)
Inventories	(143)	66
Other current assets	24	—
Accounts payable and accrued liabilities	2	(160)
Accrued income taxes and timing of other tax payments	35	579
Net cash provided by operating activities	1,058	1,896

Cash flow from investing activities:
Capital expenditures:
United States copper mines	(255)	(237)
South America operations	(85)	(82)
Indonesia operations	(704)	(842)
Molybdenum mines	(19)	(27)
Other	(109)	(66)
Loans to PT Smelting for expansion	—	(28)
Other, net	(4)	5
Net cash used in investing activities	(1,176)	(1,277)

Cash flow from financing activities:
Proceeds from debt	1,088	613
Repayments of debt	(636)	(612)
Finance lease payments	(3)	—
Cash dividends and distributions paid:
Common stock	(218)	(218)
Noncontrolling interests	—	(102)
Treasury stock purchases	(55)	—
Proceeds from exercised stock options	1	4
Payments for withholding of employee taxes related to stock-based awards	(22)	(27)
Net cash provided by (used in) financing activities	155	(342)

Net increase in cash and cash equivalents and restricted cash and cash equivalents	37	277
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	4,911	6,063
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$4,948	$6,340
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31

	Stockholders’ Equity
	Common Stock			(Accum-ulated Deficit) Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2024	1,624	$162	$23,797	$(170)	$(314)	187	$(5,894)	$17,581	$11,197	$28,778
Exercised and issued stock-based awards	2	1	1	—	—	—	—	2	—	2
Stock-based compensation, including the tender of shares	—	—	45	—	—	1	(22)	23	—	23
Treasury stock purchases	—	—	—	—	—	1	(55)	(55)	—	(55)
Dividends	—	—	(216)	—	—	—	—	(216)	(112)	(328)
Net income attributable to common stockholders	—	—	—	352	—	—	—	352	—	352
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	441	441
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at March 31, 2025	1,626	$163	$23,627	$182	$(313)	189	$(5,971)	$17,688	$11,526	$29,214

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2023	1,619	$162	$24,637	$(2,059)	$(274)	184	$(5,773)	$16,693	$10,617	$27,310
Exercised and issued stock-based awards	3	—	22	—	—	1	(17)	5	—	5
Stock-based compensation, including the tender of shares	—	—	46	—	—	1	(27)	19	(1)	18
Dividends	—	—	(217)	—	—	—	—	(217)	(173)	(390)
Net income attributable to common stockholders	—	—	—	473	—	—	—	473	—	473
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	689	689
Balance at March 31, 2024	1,622	$162	$24,488	$(1,586)	$(274)	186	$(5,817)	$16,973	$11,132	$28,105
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Dollar amounts in tables are stated in millions, except per share amounts.

Subsequent Events. FCX evaluated events after March 31, 2025, and through the date the consolidated financial statements were issued and determined any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

NOTE 2. EARNINGS PER SHARE

FCX calculates its basic net income per share of common stock under the two-class method and calculates its diluted net income per share of common stock using the more dilutive of the two-class method or the treasury-stock method. Basic net income per share of common stock was computed by dividing net income attributable to common stockholders (after deducting accumulated undistributed dividends and earnings allocated to participating securities) by the weighted-average shares of common stock outstanding during the period. Diluted net income per share of common stock was calculated by including the basic weighted-average shares of common stock outstanding adjusted for the effects of all potential dilutive shares of common stock, unless their effect would be antidilutive.

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow:

	Three Months Ended
	March 31,
	2025	2024
Net income	$793	$1,162
Net income attributable to noncontrolling interests	(441)	(689)
Undistributed dividends and earnings allocated to participating securities	(6)	(5)
Net income attributable to common stockholders	$346	$468

Basic weighted-average shares of common stock outstanding	1,438	1,436
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units	6	8
Diluted weighted-average shares of common stock outstanding	1,444	1,444

Net income per share attributable to common stockholders:
Basic	$0.24	$0.33
Diluted	$0.24	$0.32

Shares associated with outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. There were no shares of common stock associated with outstanding stock options excluded in either of the periods shown above.

NOTE 3. INCOME TAXES

Geographic sources of FCX’s benefit (provision) for income taxes follow:

	Three Months Ended
	March 31,
	2025	2024
U.S.	$2	$(1)
International	(502)	(511)
Total	$(500)	$(512)

FCX’s consolidated effective income tax rate is a function of the various rates in the jurisdictions where it operates and was 39% for first-quarter 2025 and 31% for first-quarter 2024. The first-quarter 2024 effective income tax rate reflects net benefits of $182 million related to closure of PT Freeport Indonesia’s (PTFI) 2021 corporate income tax audit and resolution of the framework for Indonesia disputed tax matters.

During first-quarter 2025, FCX’s U.S. operations generated a net loss that will not result in a realized tax benefit, accordingly, applicable accounting rules require FCX to adjust its estimated effective tax rate to exclude the impact of U.S. net losses.

NOTE 4. DEBT AND EQUITY

The components of debt follow:

	March 31, 2025	December 31, 2024
PTFI revolving credit facility	$250	$250
Senior notes and debentures:
Issued by FCX	5,283	5,281
Issued by PTFI	2,983	2,983
Issued by Freeport Minerals Corporation	352	353
Atlantic Copper[a]	513	57
Other	23	24
Total debt	9,404	8,948
Less current portion of debt	(495)	(41)
Long-term debt	$8,909	$8,907
a.Includes short-term lines of credit used for working capital requirements, with interest rates based on the Secured Overnight Financing Rate plus a spread.

Revolving Credit Facilities. FCX and PTFI have a $3.0 billion, unsecured revolving credit facility that matures in October 2027. Under the terms of the revolving credit facility, FCX may obtain loans and issue letters of credit in an aggregate amount of up to $3.0 billion, with a $1.5 billion sublimit on the issuance of letters of credit and a $500 million limit on PTFI’s borrowing capacity. At March 31, 2025, there were no borrowings and $5 million in letters of credit issued under FCX’s revolving credit facility.

At March 31, 2025, PTFI had $250 million in borrowings outstanding under its $1.75 billion unsecured revolving credit facility that matures in November 2028, and Cerro Verde had no borrowings outstanding under its $350 million unsecured revolving credit facility that matures in May 2027.
At March 31, 2025, FCX, PTFI and Cerro Verde were in compliance with each of their respective credit facility’s covenants.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $174 million in first-quarter 2025 and $175 million in first-quarter 2024.

Capitalized interest added to property, plant, equipment and mine development costs, net, totaled $104 million in first-quarter 2025 and $86 million in first-quarter 2024. The increase in capitalized interest costs in first-quarter 2025, compared to first-quarter 2024, primarily related to mine development projects in the U.S. and PTFI’s new smelter and precious metals refinery (collectively, PTFI’s new downstream processing facilities).

Share Repurchase Program and Dividends. In first-quarter 2025, FCX acquired 1.4 million shares of its common stock for a total cost of $55 million ($39.10 average cost per share), and in April 2025, FCX acquired an additional 0.8 million shares of its common stock ($29.48 average cost per share). As of April 30, 2025, FCX has acquired a total of 51 million shares ($38.50 average cost per share), has $3.0 billion available under its share repurchase program and has 1.4 billion shares of common stock outstanding.

On March 26, 2025, FCX’s Board of Director’s (Board) declared cash dividends totaling $0.15 per share on its common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on May 1, 2025, to common shareholders of record as of April 15, 2025.

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

Derivatives Designated as Hedging Instruments - Fair Value Hedges.
Copper Futures and Swap Contracts. Some of FCX’s North America copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during first-quarter 2025 and 2024. At March 31, 2025, FCX held copper futures and swap contracts that qualified for hedge accounting for 118 million pounds at an average contract price of $4.64 per pound, with maturities through December 2026.

Summary of Gains (Losses). A summary of realized and unrealized gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item follows:

	Three Months Ended
	March 31,
	2025	2024
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$81	$9
Hedged item – firm sales commitments	(81)	(9)

Realized gains:
Matured derivative financial instruments	20	1

Derivatives Not Designated as Hedging Instruments.
Embedded Derivatives. Certain FCX sales contracts provide for provisional pricing primarily based on the London Metal Exchange (LME) copper settlement price and the London Bullion Market Association (London) gold price at the time of shipment as specified in the contract. FCX receives market prices based on prices in the specified future month, which results in price fluctuations recorded in revenues until the date of settlement.

FCX records revenues and invoices customers at the time of shipment based on then-current LME copper settlement price and the London gold price as specified in the contracts, which results in an embedded derivative (i.e., a pricing mechanism that is finalized after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrate, cathode or anode slimes at the then-current LME copper settlement or London gold prices. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host contract in its concentrate, cathode and anode slime sales agreements since these contracts do not allow for net settlement and always result in physical delivery. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through earnings each period, using the period-end LME copper forward price and the adjusted London gold price, until the date of final pricing. Similarly, FCX purchases copper under contracts that provide for provisional pricing. Mark-to-market price fluctuations from these embedded derivatives are recorded through the settlement date and are reflected in revenues for sales contracts and in inventory for purchase contracts.

A summary of FCX’s embedded derivatives at March 31, 2025, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	357	$4.30	$4.40	August 2025
Gold (thousands of ounces)	99	2,991	3,130	April 2025
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	55	4.31	4.39	June 2025

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At March 31, 2025, Atlantic Copper held net copper forward sales contracts for 97 million pounds at an average contract price of $4.42 per pound, with maturities through June 2025.

Summary of Gains (Losses). A summary of realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows:

	Three Months Ended
	March 31,
	2025	2024
Embedded derivatives in provisional sales contracts:[a]
Copper	$116	$66
Gold and other metals	38	44
Copper forward contracts[b]	(38)	(9)
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Unsettled Derivative Financial Instruments.
A summary of the fair values of unsettled commodity derivative financial instruments follows:

	March 31, 2025	December 31, 2024
Commodity Derivative Assets:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$56	$—
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	55	10
Copper forward contracts	3	10
Total derivative assets	$114	$20

Commodity Derivative Liabilities:
Derivatives designated as hedging instruments:
Copper futures and swap contracts	$3	$28
Derivatives not designated as hedging instruments:
Embedded derivatives in provisional sales/purchase contracts	12	60
Copper forward contracts	—	1
Total derivative liabilities	$15	$89
FCX’s commodity contracts have netting arrangements with counterparties with which the right of offset exists, and it is FCX’s policy to generally offset balances by contract on its balance sheet. FCX’s embedded derivatives on provisional sales/purchase contracts are netted with the corresponding outstanding receivable/payable balances.

A summary of these unsettled commodity contracts that are offset in the balance sheets follows:

	Assets		Liabilities
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024

Gross amounts recognized:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	$55	$10	$12	$60
Copper derivatives	59	10	3	29
	114	20	15	89

Less gross amounts of offset:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	4	—	4	—
	4	—	4	—

Net amounts presented in balance sheet:
Commodity contracts:
Embedded derivatives in provisional
sales/purchase contracts	51	10	8	60
Copper derivatives	59	10	3	29
	$110	$20	$11	$89

Balance sheet classification:
Trade accounts receivable	$49	$—	$2	$53
Other current assets	57	10	—	—
Other assets	2	—	—	—
Accounts payable and accrued liabilities	2	10	9	35
Other liabilities	—	—	—	1
	$110	$20	$11	$89

Credit Risk. FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of March 31, 2025, the maximum amount of credit exposure associated with derivative transactions was $114 million.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents. The following table provides a reconciliation of total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows:

	March 31, 2025	December 31, 2024
Balance sheet components:
Cash and cash equivalents	$4,385	$3,923
Restricted cash and cash equivalents, current[a]	460	888
Restricted cash and cash equivalents, long-term - included in other assets	103	100
Total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,948	$4,911
a.Primarily includes (i) $0.3 billion at March 31, 2025, and $0.7 billion at December 31, 2024, of time deposits associated with 30% of PTFI’s export proceeds that was required to be temporarily deposited in Indonesia banks for 90 days in accordance with an Indonesia regulation, and (ii) $0.2 billion at March 31, 2025, designated for future talc-related litigation in accordance with a legal settlement. Refer to Note 7 for further discussion of these matters.

NOTE 6. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX did not have any significant transfers in or out of Level 3 during first-quarter 2025.

FCX’s financial instruments are recorded on the consolidated balance sheets at fair value except for debt and contingent consideration associated with the sale of oil and gas properties (which was recorded under the loss recovery approach). A summary of the carrying amount and fair value of FCX’s financial instruments (including those measured at net asset value (NAV) as a practical expedient), other than cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, accrued income taxes and dividends payable (refer to Note 5), follows:

	At March 31, 2025
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$28	$28	$28	$—	$—	$—
Equity securities	13	13	—	13	—	—
Total	41	41	28	13	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	68	68	68	—	—	—
Government mortgage-backed securities	52	52	—	—	52	—
Corporate bonds	34	34	—	—	34	—
Government bonds and notes	31	31	—	—	31	—
Money market funds	22	22	—	22	—	—
Asset-backed securities	14	14	—	—	14	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	222	222	68	22	132	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	55	55	—	—	55	—
Copper futures and swap contracts	56	56	—	37	19	—
Copper forward contracts	3	3	—	1	2	—

Total	114	114	—	38	76	—

Contingent consideration for the sale of oil and gas properties	2	2	—	—	—	2

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	12	12	—	—	12	—
Copper futures and swap contracts	3	3	—	—	3	—

Total	15	15	—	—	15	—

Debt[d]	9,404	9,320	—	—	9,320	—

	At December 31, 2024
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$27	$27	$27	$—	$—	$—
Equity securities	9	9	—	9	—	—
Total	36	36	27	9	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	66	66	66	—	—	—
Government mortgage-backed securities	54	54	—	—	54	—
Government bonds and notes	34	34	—	—	34	—
Corporate bonds	31	31	—	—	31	—
Money market funds	19	19	—	19	—	—
Asset-backed securities	12	12	—	—	12	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	217	217	66	19	132	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	10	10	—	—	10	—
Copper forward contracts	10	10	—	4	6	—
Total	20	20	—	4	16	—

Contingent consideration for the sale of oil and gas properties	3	3	—	—	—	3

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	60	60	—	—	60	—
Copper forward contracts	28	28	—	17	11	—
Copper forward contracts	1	1	—	1	—	—
Total	89	89	—	18	71	—

Debt[d]	8,948	8,807	—	—	8,807	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes amounts included in restricted cash and cash equivalents and other assets (which approximated fair value), primarily amounts associated with (i) PTFI’s export proceeds ($0.3 billion at March 31, 2025, and $0.7 billion at December 31, 2024), and (ii) future talc-related litigation in accordance with a legal settlement ($0.2 billion at March 31, 2025).
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

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales are valued using quoted monthly LME copper forward price and the adjusted London gold price at each reporting date based on the month of maturity (refer to Note 5 for further discussion); however, FCX’s contracts themselves are not traded on an exchange. As a result, these derivatives are classified within Level 2 of the fair value hierarchy.

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

Debt is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of NRV or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at March 31, 2025, as compared with those techniques used at December 31, 2024.

NOTE 7. CONTINGENCIES AND COMMITMENTS

Litigation
There were no significant updates to previously reported legal proceedings included in Note 10 of FCX’s 2024 Form 10-K, other than the matter discussed below.

Asbestos and Talc Claims. In January 2025, the claimants in both the Imerys Talc America (Imerys) and Cyprus Mines Corporation (Cyprus Mines), bankruptcy cases approved a global settlement, which remains subject to bankruptcy court approvals in both cases. In accordance with the global settlement, Cyprus Amax Minerals Company (CAMC), an indirect wholly owned subsidiary of FCX and Cyprus Mines’ parent company, agreed to contribute $195 million over seven years to a proposed claimant trust.

In addition, in 2024, Cyprus Mines and Imerys entered into a settlement agreement with Johnson & Johnson (J&J), which became effective in February 2025. In accordance with the settlement agreement, (i) all indemnity claims against J&J were released, and Imerys and Cyprus Mines waived claims against insurers that could lead to the insurers asserting claims against J&J; and (ii) J&J agreed to pay $505 million to Imerys and Cyprus Mines (shared 50/50 between the two parties). In accordance with the settlement, Cyprus Mines received cash of $202 million in first-quarter 2025, with the remaining $51 million to be received by December 31, 2025.

At March 31, 2025, FCX had a total litigation reserve of $448 million associated with the global settlement, including $253 million associated with the J&J settlement.

Indonesia Regulatory Matters
Refer to Notes 10, 11 and 12 of FCX’s 2024 Form 10-K for further discussion of Indonesia regulatory matters.

Concentrate Exports. On March 17, 2025, the Indonesia government granted PTFI a copper concentrate export license through September 16, 2025, for 1.4 million metric tons of copper concentrate, and PTFI re-commenced exports of copper concentrate. Pursuant to current regulations, PTFI is required to pay a 7.5% export duty on copper concentrate exports during 2025.

Export Proceeds. In accordance with a regulation issued by the Indonesia government in 2023, 30% of PTFI’s gross export proceeds were required to be temporarily deposited into Indonesia banks for a period of 90 days before withdrawal. At March 31, 2025, FCX had $0.3 billion in time deposits held in Indonesia banks associated with the regulation that are classified as current restricted cash and cash equivalents until the respective maturity dates.

Effective March 1, 2025, the Indonesia government implemented a new regulation for export proceeds that requires 100% of export proceeds to be deposited in Indonesia banks for 12 months. The regulation allows the use of funds for ongoing business requirements, including dividends to shareholders, payment of taxes and other obligations to the Indonesia government, payment for materials or capital expenditures that are not available domestically and repayment of loans. Because PTFI has the ability to utilize its exports proceeds to fund business requirements, amounts deposited after March 1, 2025, are not considered restricted and are classified as cash and cash equivalents.

Smelter Assurance. In March 2025, assurance bonds and funds required to be held in escrow to support commitment for smelter development, were released following approval from the Indonesia government that PTFI’s smelter development obligation had been met.

Administrative Fine. In March 2025, PTFI paid $59 million for an administrative fine that was previously assessed by the Indonesia government for delays in smelter development. The fine was fully accrued at year-end 2024.

Long-Term Mining Rights. Pursuant to regulations issued during 2024, PTFI is eligible to apply for an extension of its mining rights beyond 2041, provided certain conditions are met, including ownership of integrated downstream facilities that have entered the operational stage; domestic ownership of at least 51% and agreement with a state-owned enterprise for an additional 10% ownership; and commitments for additional exploration and increases in refining capacity, each as approved by the Ministry of Energy and Mineral Resources. Application for extension may be submitted at any time up to one year prior to the expiration of PTFI’s special mining business license (IUPK). PTFI expects to apply for an extension during 2025, pending agreement with PT Mineral Industri Indonesia (MIND ID) on a purchase and sale agreement for the transfer in 2041 of an additional 10% interest in PTFI.

NOTE 8. BUSINESS SEGMENTS

FCX has organized its mining operations into four primary divisions – U.S. copper mines, South America operations, Indonesia operations and Molybdenum mines, and operating segments that meet certain thresholds are reportable segments. Separately disclosed in the following tables are FCX’s reportable segments, which include the Morenci and Cerro Verde copper mines, the Indonesia operations (including the Grasberg minerals district and PTFI’s new downstream processing facilities), the Rod & Refining operations and Atlantic Copper Smelting & Refining.

FCX's Chief Executive Officer is identified as its chief operating decision maker (CODM) under business segment reporting guidance. Operating income (loss) is the financial measure of profit or loss used by the CODM to review segment results, and the significant segment expenses reviewed by the CODM are consistent with the operating expense line items presented in FCX’s consolidated statements of income. The CODM uses operating income (loss) to assess segment performance against forecasted results and to allocate resources, including capital investment in mining operations and potential expansions.

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

FCX allocates certain operating costs, expenses and capital expenditures to its operating divisions and individual operating segments. However, not all costs and expenses applicable to an operation are allocated. U.S. federal and state income taxes are recorded and managed at the corporate level (included in Corporate, Other & Eliminations), whereas foreign income taxes are recorded and managed at the applicable country level. In addition, some selling, general and administrative costs are not allocated to the operating divisions or individual operating segments. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each operating division or individual operating segment would be if it was an independent entity.

Product Revenues. FCX’s revenues attributable to the products it sold for the first quarters of 2025 and 2024 follow:

	Three Months Ended
	March 31,
	2025	2024
Copper:
Cathode	$2,025	$1,959
Concentrate	1,386	1,820
Rod and other refined copper products	960	953
Purchased copper[a]	298	146
Gold	475	1,168
Molybdenum	442	417
Silver and other	139	153
Adjustments to revenues:
Royalty expense[b]	(68)	(120)
PTFI export duties[c]	(55)	(156)
Treatment charges	(28)	(129)
Revenues from contracts with customers	5,574	6,211
Embedded derivatives[d]	154	110
Total consolidated revenues	$5,728	$6,321
a.FCX purchases copper cathode primarily for processing by its Rod & Refining operations.
b.Reflects royalties on sales from PTFI and Cerro Verde that will vary with the volume of metal sold and prices.
c.Reflects an export duty of 7.5% on copper concentrate exports.
d.Refer to Note 5 for discussion of embedded derivatives related to FCX’s provisionally priced copper concentrate and cathode sales contracts.

Financial Information by Business Segment

											Atlantic	Corporate,
	United States Copper Mines			South America Operations							Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Operations		Mines	Refining	& Refining	nations		Total
Three Months Ended March 31, 2025
Revenues:
Unaffiliated customers	$83	$108	$191	$917	$212	$1,129	$1,564		$—	$1,624	$752	$468	[a]	$5,728
Intersegment	494	945	1,439	174	73	247	6		177	8	3	(1,880)		—
Production and delivery	419	793	1,212	587	201	788	578		122	1,622	734	(1,300)	[b]	3,756
Depreciation, depletion and amortization (DD&A)	50	74	124	91	20	111	186		26	1	7	11		466
Selling, general and administrative expenses	—	1	1	2	—	2	27		—	—	9	115		154
Exploration and research expenses	6	6	12	2	2	4	2		—	—	—	21		39
Environmental obligations and shutdown costs	(7)	—	(7)	—	—	—	—		—	—	—	17		10
Operating income (loss)	109	179	288	409	62	471	777		29	9	5	(276)		1,303
Interest expense, net	—	—	—	4	—	4	9		—	—	11	46		70
Other (expense) income, net	(1)	3	2	32	(1)	31	16		—	—	(5)	14		58
Provision for income taxes	—	—	—	171	22	193	288		—	—	10	9		500
Equity in affiliated companies’ net earnings (losses)	—	—	—	—	—	—	3		—	—	—	(1)		2
Net income attributable to noncontrolling interests	—	—	—	126	17	143	275		—	—	—	23		441
Net income attributable to common stockholders														352

Total assets at March 31, 2025	3,239	6,950	10,189	8,166	2,073	10,239	28,006		2,021	364	1,448	3,755		56,022
Capital expenditures	59	196	255	74	11	85	704		19	17	43	49		1,172

Three Months Ended March 31, 2024
Revenues:
Unaffiliated customers	$37	$40	$77	$826	$208	$1,034	$2,648		$—	$1,489	$673	$400	[a]	$6,321
Intersegment	540	885	1,425	102	—	102	177		145	10	—	(1,859)		—
Production and delivery	459	765	1,224	603	170	773	861		119	1,487	650	(1,270)	[c]	3,844
DD&A	48	64	112	92	16	108	335		16	1	7	16		595
Selling, general and administrative expenses	—	1	1	2	—	2	31		—	—	9	101		144
Exploration and research expenses	4	8	12	3	1	4	2		—	—	—	19		37
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	67		67
Operating income (loss)	66	87	153	228	21	249	1,596		10	11	7	(392)		1,634
Interest expense, net	—	—	—	5	—	5	1		—	—	10	73		89
Other (expense) income, net	—	(2)	(2)	11	13	24	38		—	—	6	63		129
Provision for (benefit from) income taxes	—	—	—	91	12	103	409	[d]	—	—	(13)	13		512
Equity in affiliated companies’ net (losses) earnings	—	—	—	—	—	—	(2)		—	—	—	2		—
Net income (loss) attributable to noncontrolling interests	—	—	—	76	14	90	600	[d]	—	—	—	(1)		689
Net income attributable to common stockholders														473

Total assets at March 31, 2024	3,148	6,315	9,463	8,075	1,960	10,035	27,162		1,885	257	1,354	4,042		54,198
Capital expenditures	44	193	237	60	22	82	842		27	5	23	38		1,254

Financial Information by Business Segment (continued)
a.Includes revenues from FCX’s molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of FCX’s U.S. copper mines and South America operations.
b.Includes charges totaling $73 million associated with maintenance turnaround costs at the Miami smelter.
c.Includes charges totaling $109 million for assumed oil and gas abandonment obligations resulting from bankruptcies of other companies.
d.Includes a net benefit to income taxes totaling $182 million associated with the closure of PTFI’s 2021 corporate income tax audit and resolution of the framework for Indonesia disputed tax matters. FCX's economic and ownership interest in PTFI is 48.76% except for net income associated with the settlement of these historical tax matters, which was attributed based on the economics prior to January 1, 2023 (i.e., approximately 81% to FCX and 19% to MIND ID). Refer to Note 2 of FCX’s 2024 Form 10-K for further discussion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of March 31, 2025, the related consolidated statements of income, comprehensive income, equity and cash flows for the three-month periods ended March 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for the year then ended, and the related notes (not presented herein); and in our report dated February 14, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 8, 2025

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us” and “our” refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below include forward-looking statements that are not guarantees of future performance and are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements (Unaudited). Throughout MD&A, all references to income or losses per share are on a diluted basis. Any references to our website are for information only and the contents of our website or information connected thereto are not incorporated in, or otherwise to be regarded as part of, this Form 10-Q.

OVERVIEW

We are a leading international metals company with the objective of being foremost in copper. Headquartered in Phoenix, Arizona, we operate large, long-lived, geographically diverse assets with significant proven and probable mineral reserves of copper, gold and molybdenum. We are one of the world’s largest publicly traded copper producers. Our portfolio of assets includes the Grasberg minerals district in Indonesia, one of the world’s largest copper and gold deposits; and significant operations in the U.S. and South America, including the large-scale Morenci minerals district in Arizona and the Cerro Verde operation in Peru.

We remain focused on providing metals essential for the economy and everyday life, while being vigilant in our efforts to reduce costs, improve efficiencies and carefully manage operating, administrative and capital spending in this uncertain macroeconomic environment. We believe we are well positioned for the future with large-scale production of copper, gold and molybdenum, with a highly qualified and experienced team with a proven track record, a portfolio of attractive organic growth opportunities and a strong balance sheet and financial position.

We are monitoring developments on U.S. trade policy for potential impacts on our business, cost structure and supply chains, and efforts are under way to evaluate alternative sourcing options to mitigate potential impacts. We are also monitoring potential indirect impacts of U.S. trade policy on economic growth and the potential for impacts on demand for copper. While the near-term impacts are uncertain, we believe the fundamental drivers for increased future demand for copper continue to be favorable, supported by substantial requirements for energy infrastructure, electrification and new technologies.

We are accelerating initiatives across our U.S. and South America operations by incorporating new applications, technologies and data analytics to our leaching processes. We continue to apply operational enhancements on a larger scale and test new innovative technology applications. We are targeting an annual run rate of 300 million pounds of copper by the end of 2025 from these initiatives and believe we have the potential for further significant increases in recoverable metal beyond the current target run rate. In addition to technology-driven leaching initiatives, we are pursuing opportunities to leverage new technologies and analytics tools in automation and operating practices with a goal of improving operating efficiencies, and reducing costs and capital intensity of our current operations and future development projects.

Repairs to PT Freeport Indonesia’s (PTFI) new smelter in Eastern Java, Indonesia, following the October 2024 fire incident, are nearing completion. Startup activities are expected to re-commence in second-quarter 2025 with full ramp-up expected to be achieved by year-end 2025. In addition, PTFI continues to ramp-up production at its newly commissioned precious metals refinery (PMR) and the facility is expected to reach full capacity rates during 2025. Following the full ramp-up of the new smelter and PMR (collectively, PTFI’s new downstream processing facilities), PTFI’s mining and smelting operations will be fully integrated.

Net income attributable to common stockholders totaled $352 million in first-quarter 2025, compared with $473 million in first-quarter 2024. The decrease in first-quarter 2025 results, compared to first-quarter 2024, primarily reflects lower gold and copper sales volumes in Indonesia, partly offset by higher average realized prices for copper and gold. Refer to “Consolidated Results” for further discussion. For the remainder of 2025, we expect our quarterly consolidated sales volumes of copper and gold to increase from first-quarter 2025 levels, reflecting increased copper and gold volumes from Indonesia.

At March 31, 2025, we had consolidated debt of $9.4 billion and consolidated cash and cash equivalents of $4.4 billion, $4.6 billion including $0.3 billion of current restricted cash associated with a portion of PTFI’s export proceeds that was required to be temporarily deposited in Indonesia banks for 90 days in accordance with a previous Indonesia regulation. Net debt totaled $1.5 billion, excluding $3.2 billion of debt for PTFI’s new downstream processing facilities. Refer to “Net Debt” for a reconciliation of consolidated debt, consolidated cash and cash equivalents and current restricted cash associated with PTFI's export proceeds to net debt.

At March 31, 2025, we had $3.0 billion of availability under our revolving credit facility, and PTFI and Cerro Verde had $1.5 billion and $350 million, respectively, of availability under their revolving credit facilities.

In first-quarter 2025, we acquired 1.4 million shares of our common stock for a total cost of $55 million ($39.10 average cost per share). As of April 30, 2025, we acquired a total of 51 million shares ($38.50 average cost per share) and have $3.0 billion available under our share repurchase program.

Refer to Note 4 and “Capital Resources and Liquidity” for further discussion of our debt and share repurchases.

OUTLOOK

Our financial results vary as a result of fluctuations in market prices primarily for copper, gold and, to a lesser extent, molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Markets” below and “Risk Factors” in Part I, Item 1A. of our 2024 Form 10-K for further discussion. Because we cannot control the prices of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures. The forward-looking statements in the below section and elsewhere in this quarterly report on Form 10-Q are based on current market conditions, are as of the filing date of this quarterly report on Form 10-Q, are based on several assumptions and are subject to significant risks and uncertainties. Refer to “Cautionary Statement” below.

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2025:

Copper (billions of recoverable pounds):
U.S. copper mines	1.3
South America operations	1.1
Indonesia operations	1.6
Total	4.0

Gold (millions of recoverable ounces)	1.6

Molybdenum (millions of recoverable pounds)	88	[a]

a.Includes 53 million pounds produced by our U.S. copper mines and South America operations and 35 million pounds produced by our Molybdenum mines.

For the remainder of 2025, we expect our quarterly consolidated sales volumes of copper and gold to increase from first-quarter 2025 levels reflecting increased copper and gold volumes from Indonesia. Consolidated sales volumes in second-quarter 2025 are expected to approximate 1.0 billion pounds of copper, 500 thousand ounces of gold and 22 million pounds of molybdenum.

Projected sales volumes are dependent on operational performance; the ramp-up of PTFI’s new downstream processing facilities; weather-related conditions; timing of shipments and other factors detailed in the “Cautionary Statement” below. For other important factors that could cause results to differ materially from projections, refer to “Risk Factors” contained in Part I, Item 1A. of our 2024 Form 10-K.

Consolidated Unit Net Cash Costs
For the remainder of 2025, we expect our consolidated average unit net cash costs to decline from first-quarter 2025 levels reflecting increased copper and gold volumes from Indonesia. Excluding potential tariff impacts, which continue to be assessed (refer to “Operations”), consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.50 per pound of copper for both the year 2025 and second-quarter 2025, based on achievement of current sales volume and cost estimates, and assuming average prices of $3,000 per ounce of gold and $20.00 per pound of molybdenum for the remainder of 2025. Quarterly unit net cash costs vary with fluctuations in sales volumes, including the ratio of copper and gold sales within a period, and realized prices, primarily for gold and molybdenum. The impact of price changes on consolidated unit net cash costs for the remainder of 2025 would approximate $0.04 per pound of copper for each $100 per ounce change in the average price of gold and $0.02 per pound of copper for each $2 per pound change in the average price of molybdenum.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Excluding potential tariff impacts, which continue to be assessed (refer to “Operations”), consolidated operating cash flows are estimated to approximate $7.0 billion for the year 2025, including $0.2 billion of working capital and other sources, based on current sales volume and cost estimates, and assuming prices of $4.15 per pound of copper, $3,000 per ounce of gold and $20.00 per pound of molybdenum for the remainder of 2025. Estimated consolidated operating cash flows for the year 2025 also reflect a projected income tax provision of $2.8 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2025). The impact of price changes on consolidated operating cash flows for the remainder of 2025 would approximate $300 million for each $0.10 per pound change in the average price of copper, $140 million for each $100 per ounce change in the average price of gold and $100 million for each $2 per pound change in the average price of molybdenum.

As further discussed in "Markets," copper sales from our U.S. copper mines are generally based on prevailing Commodity Exchange Inc (COMEX) settlement price, which as of April 30, 2025, was 9% higher than the London Metal Exchange (LME) copper settlement price. We estimate the impact on operating cash flows of each $0.10 per pound premium in the COMEX settlement price, compared to the LME settlement price, for the remainder of 2025 would approximate $95 million ($135 million on an annualized basis).

Consolidated Capital Expenditures
Following is a summary of expected capital expenditures for the year 2025 (in billions):

Major mining projects	$2.8	[a]
PTFI’s new downstream processing facilities	0.6	[b]
Sustaining capital and other	1.6
Total	$5.0
a.Includes $1.1 billion for planned projects, primarily associated with underground mine development, supporting mill and power capital costs and a portion of spending on a new gas-fired combined cycle facility in the Grasberg minerals district, and expansion projects in the U.S., and $1.7 billion for discretionary growth projects, primarily in the Grasberg minerals district for the continued development of Kucing Liar and at the Bagdad mine for tailings infrastructure.
b.Excludes capitalized interest, owner’s costs and commissioning. Capital expenditures for PTFI’s new downstream processing facilities are expected to be funded with PTFI’s cash flows from operations and availability under PTFI’s revolving credit facility.

We closely monitor market conditions and will adjust our operating plans, including capital expenditures, as necessary.

MARKETS

Prices for copper, gold and molybdenum are affected by numerous factors beyond our control and can fluctuate significantly (for further discussion refer to “Risk Factors” contained in Part I, Item 1A. of our 2024 Form 10-K). The following graphs present the LME and COMEX copper settlement prices, the London Bullion Market Association (London) PM gold prices, and the Platts Metals Daily Molybdenum Dealer Oxide weekly average prices since January 2015.

Copper Prices

Through March 31, 2025

1,500
1,200
900
600
300
-
000s of metric tons
$5.50
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
Exchange Stocks
COMEX Copper Prices
LME Copper Prices

This graph presents LME and COMEX copper settlement prices and the combined reported stocks of copper at the LME, COMEX, and the Shanghai Futures Exchange from January 2015 through March 2025.

Copper sales from our South America and Indonesia operations are generally based on quoted LME monthly average copper settlement prices. During first-quarter 2025, LME copper settlement prices averaged $4.24 per pound (ranging from a low of $3.94 per pound to a high of $4.53 per pound) and was $4.39 per pound on March 31, 2025. The LME copper settlement price was $4.17 per pound on April 30, 2025.

Copper sales from our U.S. copper mines are generally based on prevailing COMEX monthly average copper settlement prices. During first-quarter 2025 COMEX copper settlement prices averaged $4.57 per pound (ranging from a low of $3.99 per pound to a record high of $5.22 per pound) and was $5.02 per pound on March 31, 2025. The COMEX copper settlement price was $4.56 per pound on April 30, 2025.

The recent spread between LME and COMEX copper prices, which widened during first-quarter 2025, is primarily driven by market expectations of a potential tariff on U.S. copper imports.

We believe fundamentals for copper are favorable with growing demand supported by copper’s critical role in the global transition to renewable power, electric vehicles and other carbon-reduction initiatives, continued urbanization in developing countries, data centers and artificial intelligence developments and growing connectivity globally.

London Gold Prices
Through March 31, 2025
$3,250
$3,000
$2,750
$2,500
$2,250
$2,000
$1,750
$1,500
$1,250
$1,000
Dollars per ounce
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025

This graph presents London PM gold prices from January 2015 through March 2025. During first-quarter 2025, London PM gold prices averaged $2,860 per ounce (ranging from a low of $2,633 per ounce to a high of $3,115 per ounce) and was $3,115 per ounce on March 31, 2025. Economic uncertainty, geopolitical tensions and strong demand from central banks around the world continue to drive gold prices to record highs. The London PM gold price was $3,302 per ounce on April 30, 2025.

Platts Metals Daily Molybdenum Dealer Oxide Prices
Through March 31, 2025
$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025

This graph presents the Platts Metals Daily Molybdenum Dealer Oxide weekly average prices from January 2015 through March 2025. During first-quarter 2025, the weekly average prices of molybdenum averaged $20.56 per pound (ranging from a low of $19.82 per pound to a high of $21.10 per pound) and was $20.01 per pound on

March 31, 2025. Overall global demand for molybdenum is driven by energy, power generation, aerospace, defense and construction sectors. We believe fundamentals for molybdenum are positive with favorable demand drivers and limited supply. The Platts Metals Daily Molybdenum Dealer Oxide weekly average price was $19.71 per pound on April 30, 2025.

CONSOLIDATED RESULTS

	Three Months Ended March 31,
	2025	2024
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$5,728	$6,321
Operating income[a,c]	$1,303	$1,634
Net income attributable to common stock[b,c]	$352	$473	[d]
Diluted net income per share of common stock[b,c]	$0.24	$0.32	[d]
Diluted weighted-average shares of common stock outstanding	1,444	1,444

Operating cash flows[e]	$1,058	$1,896
Capital expenditures	$1,172	$1,254
At March 31:
Cash and cash equivalents	$4,385	$5,208
Restricted cash and cash equivalents, current[f]	$460	$1,034
Total debt, including current portion	$9,404	$9,425

a.Refer to Note 8 for a summary of revenues and operating income by operating division.
b.Includes favorable (unfavorable) adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $70 million ($24 million to net income attributable to common stock or $0.02 per share) in first-quarter 2025 and $(7) million ($(2) million to net income attributable to common stock or less than $0.01 per share) in first-quarter 2024. Refer to Note 5 for further discussion.
c.We defer recognizing profits on intercompany sales until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to operating income totaling $114 million ($34 million to net income attributable to common stock or $0.02 per share) in first-quarter 2025 and $(17) million ($(5) million to net income attributable to common stock or less than $0.01 per share) in first-quarter 2024. Refer to “Operations – Smelting and Refining.”
d.Includes net credits of $181 million associated with the settlement of historical PTFI tax matters, which were offset by charges of $109 million associated with assumed oil and gas abandonment obligations resulting from bankruptcies of other companies, $56 million of revisions to environmental obligation estimates and $31 million of inventory adjustments.
e.Working capital and other uses totaled $297 million in first-quarter 2025 and $97 million in first-quarter 2024.
f.Includes $0.3 billion at March 31, 2025 (expected to be released by mid-2025), and $0.9 billion at March 31, 2024, associated with a portion of PTFI’s export proceeds required to be temporarily deposited in Indonesia banks for 90 days in accordance with a previous Indonesia regulation.

	Three Months Ended March 31,
	2025	2024
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	868	1,085
Sales, excluding purchases	872	1,108
Average realized price per pound	$4.44	$3.94
Site production and delivery costs per pound[a]	$2.59	$2.32
Unit net cash costs per pound[a]	$2.07	$1.51
Gold (thousands of recoverable ounces)
Production	287	549
Sales, excluding purchases	128	568
Average realized price per ounce	$3,072	$2,145
Molybdenum (millions of recoverable pounds)
Production	23	18
Sales, excluding purchases	20	20
Average realized price per pound	$21.67	$20.38

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

Revenues
Consolidated revenues totaled $5.7 billion in first-quarter 2025 and $6.3 billion in first-quarter 2024. Revenues from our mining operations and processing facilities primarily include the sale of copper cathode, copper in concentrate, copper rod, gold in concentrate and anode slimes, and molybdenum. Refer to Note 8 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

Three Months Ended March 31

Consolidated revenues - 2024 period	$6,321
Lower sales volumes:
Copper	(929)
Gold	(944)
Molybdenum	(11)
Higher average realized prices:
Copper	436
Gold	119
Molybdenum	26
Adjustments for prior period provisionally priced copper sales	77
Higher Atlantic Copper revenues	82
Higher revenues from purchased copper	152
Lower treatment charges	101
Lower royalties and export duties	153
Other, including intercompany eliminations	145
Consolidated revenues - 2025 period	$5,728

Sales Volumes. Consolidated copper and gold sales volumes decreased in first-quarter 2025, compared to first-quarter 2024, primarily reflecting a planned major maintenance project in Indonesia. Lower gold sales volumes in first-quarter 2025, compared to first-quarter 2024, were also impacted by lower ore grades and the timing of shipments.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Our average realized prices in first-quarter 2025, compared with first-quarter 2024, were 13% higher for copper, 43% higher for gold and 6% higher for molybdenum.

During first-quarter 2025, our average U.S. copper price realization, which is generally based on the COMEX settlement price, was approximately 6% higher than the average copper price realizations for our South America and Indonesia operations, which are based on the LME settlement price.
Average realized copper prices include net favorable adjustments to current period provisionally priced copper sales totaling $46 million in first-quarter 2025 and $73 million in first-quarter 2024. As discussed in Note 5, certain sales contracts for copper and gold provide final pricing in a specified future month (generally one to four months from the shipment date). We record revenues and invoice customers at the time of shipment based on then-current LME prices for copper or London PM prices for gold, which results in an embedded derivative on provisionally priced sales that are adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper and gold prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper and gold prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net favorable (unfavorable) adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at December 31, 2024 and 2023) recorded in consolidated revenues totaled $70 million in first-quarter 2025 and $(7) million in first-quarter 2024. Refer to Notes 5 and 8 for a summary of total adjustments to prior period and current period provisionally priced sales.

At March 31, 2025, we had provisionally priced copper sales totaling 204 million pounds (net of intercompany sales and noncontrolling interests) recorded at an average price of $4.40 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2025, recorded provisional price would have an approximate $18 million effect on 2025 revenues ($7 million to 2025 net income attributable to common stock). The LME copper price settled at $4.17 per pound on April 30, 2025.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $755 million in first-quarter 2025 and $673 million in first-quarter 2024. Higher revenues in the first-quarter 2025, compared with first-quarter 2024, primarily reflect higher copper prices.

Purchased Copper. We purchase copper cathode primarily for processing by our Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 66 million pounds in first-quarter 2025 and 42 million pounds in first-quarter 2024.

Treatment Charges. Revenues from our copper concentrate sales are recorded net of treatment charges (i.e., fees paid to smelters that are generally negotiated annually), which will vary with the sales volumes and the price of copper. The decrease in treatment charges in first-quarter 2025, compared to first-quarter 2024, primarily reflects lower treatment charge rates and copper concentrate sales volumes in Indonesia and South America.

Export Duties and Royalties. Export duties, which totaled $55 million in first-quarter 2025 and $156 million in first-quarter 2024, are assessed on PTFI’s copper concentrate sales at a rate of 7.5%. Royalties are assessed on all PTFI copper and gold sales and vary with the sales volumes and metal prices.

Production and Delivery Costs
Consolidated production and delivery costs totaled $3.8 billion in first-quarter 2025 and first-quarter 2024. First-quarter 2025 included charges totaling $73 million associated with maintenance turnaround costs at the Miami smelter, and first-quarter 2024 included charges totaling $109 million associated with assumed oil and gas abandonment obligations resulting from bankruptcies of other companies.

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and other commodity-based inputs, such as sulfuric acid, steel, reagents, liners, tires and explosives. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.59 per pound of copper in first-quarter 2025 and $2.32 per pound of copper in first-quarter 2024. Refer to “Operations – Unit Net Cash Costs” and “Operations – Unit Net Cash Costs (Credits)” for further discussion of unit net cash costs (credits) associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaling $466 million in first-quarter 2025 was lower than DD&A totaling $595 million in first-quarter 2024, primarily as a result of lower copper sales volumes. We currently expect that DD&A will approximate $2.6 billion for the year 2025, which will include amounts associated with capitalized costs for PTFI's new downstream processing facilities.

Environmental Obligations and Shutdown Costs
Environmental obligation costs reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations. Net adjustments resulting from revisions to long-term historical environmental obligations totaled $(7) million in first-quarter 2025 and $56 million in first-quarter 2024.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $174 million in first-quarter 2025 and $175 million in first-quarter 2024.

Capitalized interest totaled $104 million in first-quarter 2025 and $86 million in first-quarter 2024. The increase in capitalized interest costs in first-quarter 2025, compared to first-quarter 2024, primarily related to mine development projects in the U.S. and PTFI’s new downstream processing facilities. Refer to “Capital Resources and Liquidity – Investing Activities” for discussion of capital expenditures associated with our major development projects.

Other Income, Net
Other income, net, which totaled $58 million in first-quarter 2025 and $129 million in first-quarter 2024, primarily includes amounts associated with interest income, currency exchange gains and losses, and mark-to-market impacts of trust assets used to satisfy financial assurance obligations for our New Mexico mining operations. Lower other income, net, in first-quarter 2025, compared to first-quarter 2024, primarily reflects lower interest income. First-quarter 2024 also included a credit of $26 million associated with the reduction in the accrual to indemnify PT Mineral Industri Indonesia (MIND ID) from potential losses arising from PTFI’s historical tax disputes.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Three Months Ended March 31,
	2025			2024
	Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit	Income (Loss)[a]		Effective Tax Rate	Income Tax (Provision) Benefit
U.S.[b]	$(75)	—%	$2	$(270)		—%	$(1)
South America	495	39%	(193)	267		39%	(103)
Indonesia	795	36%	(288)	1,627		36%	(591)
PTFI historical tax matters	—	N/A	—	16	[c]	N/A	182	[c]
Eliminations and other	76	N/A	(42)	34		N/A	—
Rate adjustment[d]	—	N/A	21	—		N/A	1
Consolidated FCX	$1,291	39%	$(500)	$1,674		31%	$(512)

a.Represents income before income taxes, equity in affiliated companies' net earnings and noncontrolling interests.
b.In addition to our U.S. copper and molybdenum mines, which had operating income of $317 million in first-quarter 2025 and $163 million in first-quarter 2024 (refer to Note 8), the U.S. jurisdiction reflects non-operating sites and corporate-level expenses, which include interest expense associated with our senior notes and general and administrative expenses. The U.S. jurisdiction also includes net revisions to environmental obligation estimates and charges associated with oil and gas abandonment obligations and impairments.
c.Includes net credits associated with the closure of PTFI’s 2021 corporate income tax audit and resolution of the framework for Indonesia disputed tax matters.
d.In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our consolidated tax rate.

Assuming achievement of current sales volume and cost estimates and prices of $4.15 per pound of copper, $3,000 per ounce of gold and $20.00 per pound of molybdenum for the remainder of 2025, we estimate our consolidated effective tax rate for the year 2025 would approximate 39%. Changes in projected sales volumes and average prices during 2025 would incur tax impacts at estimated effective rates of 39% for Peru, 36% for Indonesia and 0% for the U.S.

Noncontrolling Interests
Net income attributable to noncontrolling interests, which is primarily associated with our noncontrolling shareholders at PTFI, Cerro Verde and El Abra, totaled $0.4 billion in first-quarter 2025 and $0.7 billion in first-quarter 2024 (refer to Note 8 for net income attributable to noncontrolling interests for each of our business segments).

Our economic and ownership interest in PTFI is 48.76%, except for net income associated with the settlement of historical tax matters in first-quarter 2024, which was attributed based on the economics prior to January 1, 2023 (i.e., approximately 81% to FCX and 19% to MIND ID). Refer to Note 2 of our 2024 Form 10-K for further discussion.

In September 2024, we increased our ownership interest in Cerro Verde to 55.08% from 53.56%.

Based on achievement of current sales volume and cost estimates, and assuming prices of $4.15 per pound of copper, $3,000 per ounce of gold and $20.00 per pound of molybdenum for the remainder of 2025, we estimate that net income attributable to noncontrolling interests will approximate $2.5 billion for the year 2025. The impact of price changes on net income attributable to noncontrolling interests for the year 2025 would approximate $0.2 billion for each $0.25 per pound change in the average price of copper for the remainder of 2025. The actual amount will depend on many factors, including relative performance of each business segment, commodity prices, costs and other factors.

OPERATIONS

Responsible Production
2024 Annual Report on Sustainability. In April 2025, we published our 2024 Annual Report on Sustainability, marking our 24th year of reporting on our progress. We are committed to building upon our achievements in sustainability and our position as a leading responsible copper producer.

The Copper Mark. We demonstrate our responsible production performance through the Copper Mark, a comprehensive assurance framework developed specifically for the copper industry and extended to other metals, including molybdenum. To achieve the Copper Mark, each site is required to complete an independent external assurance process to assess conformance with various environmental, social and governance criteria. Awarded sites must be revalidated every three years. We achieved, and are committed to maintaining, the Copper Mark and Molybdenum Mark, as applicable, at all of our operating sites globally.

Technology and Leaching Innovation Initiatives
We are accelerating initiatives across our U.S. and South America operations by incorporating new applications, technologies and data analytics to our leaching processes. Incremental copper production from these initiatives totaled 214 million pounds for the year 2024 and 46 million pounds in first-quarter 2025.

We continue to apply operational enhancements on a larger scale and test new innovative technology applications. We are targeting an annual run rate of 300 million pounds of copper by the end of 2025 from these initiatives and believe we have the potential for further significant increases in recoverable metal beyond the current target run rate. Continued success with these initiatives would contribute to favorable adjustments in recoverable copper in leach stockpiles and positively impact average unit net cash costs.

In addition to technology-driven leaching initiatives, we are pursuing opportunities to leverage new technologies and analytic tools in automation and operating practices with a goal of improving operating efficiencies, and reducing costs and capital intensity of our current operations and future development projects. We believe these technology and leaching initiatives are particularly important to our U.S. operations, which have lower ore grades.

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily at our mining operations. The costs for these studies are charged to production and delivery costs as incurred and totaled $36 million in first-quarter 2025, compared with $34 million in first-quarter 2024. We estimate the costs of these studies will approximate $250 million for the year 2025 (including approximately $55 million in second-quarter 2025), subject to market conditions and other factors.

Proposed U.S. Tariffs and Section 232 Investigation on Copper
Proposed U.S. Tariffs. We are monitoring developments on U.S. trade policy for potential impacts on our business, cost structure and supply chains. Based on our current supply chains and discussions with our suppliers, we estimate that the proposed tariffs announced to date, which continue to be assessed, could have the potential to increase the costs of goods we purchase in the U.S. by approximately 5%, primarily reflecting the potential pass-through of tariffs incurred by suppliers. Efforts are under way to evaluate alternative sourcing options to mitigate potential impacts.

We are also monitoring potential indirect impacts of U.S. trade policy on economic growth and the potential for impacts on demand for copper. While any near-term impact is uncertain, we believe the fundamental drivers for increased future demand for copper continue to be favorable, supported by substantial requirements for energy infrastructure, electrification and new technologies.

We continue to drive initiatives to improve our U.S. cost structure through efficiency programs, cost reduction initiatives and our leach innovation projects.

Section 232 Investigation on Copper. On February 25, 2025, the President issued an executive order, noting copper as a critical material essential to national security, economic strength and industrial resilience of the U.S. The executive order instructed the U.S. Secretary of Commerce to conduct an investigation under Section 232 of the Trade Expansion Act to determine the effects of copper imports on U.S. national security.
The U.S. Secretary of Commerce is expected to submit a report to the President before the end of November 2025, including recommendations on potential tariffs, export controls or incentives to increase domestic production and policy recommendations to strengthen the U.S. copper supply chain, including permitting reforms.

We are the leading copper supplier in the U.S., providing approximately 70% of total U.S. refined copper production through our integrated domestic mining and processing facilities. We have several initiatives in progress to significantly expand our domestic production and support initiatives that would allow us to strengthen our U.S. copper production through potential permitting reforms and other incentives to domestic copper producers.

Copper imports are currently exempted from U.S. tariffs pending completion of the U.S. government’s Section 232 investigation. During first-quarter 2025, our U.S. average copper price realization from our U.S. mines, which is generally based on COMEX, was approximately 6% higher than our average copper price realizations for our South America and Indonesia operations, which are based on the LME.

United States
We manage seven copper operations in the U.S. – Morenci, Bagdad, Safford (including Lone Star), Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico. We also operate a copper smelter in Miami, Arizona. All of our U.S. operations are wholly owned, except for Morenci. We record our 72% undivided joint venture interest in Morenci using the proportionate consolidation method.

Our U.S. copper operations include open-pit mining, sulfide-ore concentrating, leaching and solution extraction/electrowinning (SX/EW) facilities. A majority of the copper produced at our U.S. copper operations is cast into copper rod by our Rod & Refining segment. The remainder of our U.S. copper production is sold as copper cathode or copper concentrate, a portion of which is shipped to Atlantic Copper (our wholly owned smelter and refinery in Spain). Molybdenum concentrate, gold and silver are also produced by certain of our U.S. copper operations.

Development Activities. We have substantial reserves, resources and future opportunities for organic growth in the U.S. associated with existing operations. Several initiatives are under way to target anticipated future growth in U.S. copper supply.

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

To support these future expansion plans, we are completing a project to convert Bagdad’s haul truck fleet to fully autonomous, enhancing local infrastructure and expanding tailings facilities. The decision on and timing of the potential expansion will take into account overall copper market conditions and other factors.

We are advancing pre-feasibility studies in the Safford/Lone Star district to define a potential significant expansion opportunity. Positive drilling conducted in recent years indicates a large, mineralized district with opportunities to pursue a further expansion project. We expect to complete these studies in 2026. The decision on and timing of the potential expansion will take into account results of technical and economic studies, overall copper market conditions and other factors.

Operating Data. Following is summary consolidated operating data for our U.S. copper mines:

	Three Months Ended March 31,
	2025	2024
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	301	314
Sales, excluding purchases	307	331
Average realized price per pound[a]	$4.60	$3.96

Molybdenum (millions of recoverable pounds)
Production[b]	8	7

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	583,700	617,400
Average copper ore grade (%)	0.20	0.21
Copper production (millions of recoverable pounds)	191	211

Mill operations
Ore milled (metric tons per day)	321,900	307,600
Average ore grade (%):
Copper	0.29	0.32
Molybdenum	0.02	0.02
Copper recovery rate (%)	84.1	81.0
Copper production (millions of recoverable pounds)	154	153
a.As discussed above, our average U.S. copper price realization, which is generally based on COMEX settlement prices, was approximately 6% higher in first-quarter 2025 than the average copper price realizations for our South America and Indonesia operations, which are based on LME settlement prices.
b.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at our U.S. copper mines.

Our consolidated copper sales volumes from U.S. mines of 307 million pounds in first-quarter 2025 were lower than first-quarter 2024 copper sales volumes of 331 million pounds, primarily reflecting lower leach production and the timing of shipments in first-quarter 2024. Consolidated copper sales from our U.S. mines are estimated to approximate 1.3 billion pounds for the year 2025. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper and Molybdenum
The following table summarizes unit net cash costs and gross profit per pound at our U.S. copper mines for the three months ended March 31, 2025 and 2024. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2025				2024
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.60		$4.60	$20.16	$3.96		$3.96	$18.49

Site production and delivery, before net noncash and other costs shown below	3.48		3.10	17.05	3.23		2.92	15.89
By-product credits	(0.49)		—	—	(0.38)		—	—
Treatment charges	0.12		0.11	—	0.13		0.13	—
Unit net cash costs	3.11		3.21	17.05	2.98		3.05	15.89
DD&A	0.40		0.36	1.28	0.34		0.31	1.23
Noncash and other costs, net	0.13	[b]	0.12	0.29	0.13	[b]	0.12	0.44
Total unit costs	3.64		3.69	18.62	3.45		3.48	17.56
Revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—	—		—	—
Gross profit per pound	$0.97		$0.92	$1.54	$0.51		$0.48	$0.93

Copper sales (millions of recoverable pounds)	307		307		333		333
Molybdenum sales (millions of recoverable pounds)[a]				8				7

a.Reflects sales of molybdenum produced by certain of our U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $0.05 per pound of copper in both first-quarter 2025 and 2024 for feasibility and optimization studies.

Our U.S. copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for our U.S. copper mines of $3.11 per pound of copper in first-quarter 2025 were higher than average unit net cash costs of $2.98 per pound in first-quarter 2024, primarily reflecting higher labor costs and lower copper volumes.

Because certain assets are depreciated on a straight-line basis, the average unit depreciation rate for our U.S. copper mines may vary with asset additions and the level of copper production and sales.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

Excluding potential tariff impacts, which continue to be assessed, we expect our average unit net cash costs (net of by-product credits) for our U.S. copper mines to trend lower during the remainder of 2025, compared to 2024 levels, reflecting the projected impact of efficiencies, improved volumes and cost reduction plans currently in progress.

Excluding potential tariff impacts, which continue to be assessed, average unit net cash costs (net of by-product credits) for our U.S. copper mines are expected to approximate $3.02 per pound of copper for the year 2025, based on achievement of current sales volume and cost estimates, and assuming an average price of $20.00 per pound of molybdenum for the remainder of 2025. Our U.S. copper mines’ average unit net cash costs for the year 2025 would change by approximately $0.04 per pound for each $2 per pound change in the average price of molybdenum for the remainder of 2025.

South America
We manage two copper operations in South America – Cerro Verde in Peru (in which we own a 55.08% interest) and El Abra in Chile (in which we own a 51% interest), which are consolidated in our financial statements.

South America operations include open-pit mining, sulfide-ore concentrating, leaching and SX/EW facilities. Production from our South America operations is sold as copper concentrate or cathode under long-term contracts.
Our South America operations also sell a portion of their copper concentrate production to Atlantic Copper. In addition to copper, the Cerro Verde mine produces molybdenum concentrate and silver.

Development Activities. At the El Abra operations in Chile, we have completed substantial drilling and evaluations to define a large sulfide resource that could support a potential major mill project similar to the large-scale concentrator at Cerro Verde. The estimated resource approximates 20 billion recoverable pounds of copper, which could result in the addition of 750 million pounds of copper production per year. We plan to submit an environmental impact statement by year-end 2025, subject to ongoing stakeholder engagement and economic evaluations. Preliminary estimates, which remain under review, indicate that the project economics would be supported using an incentive copper price of less than $4.00 per pound. The decision on and timing of the potential project will take into account overall copper market conditions, required permitting and other factors.

Operating Data. Following is summary consolidated operating data for South America operations:

	Three Months Ended March 31,
	2025	2024
Copper (millions of recoverable pounds)
Production	271	280
Sales	275	284
Average realized price per pound	$4.36	$3.94

Molybdenum (millions of recoverable pounds)
Production[a]	6	3

Leach operations
Leach ore placed in stockpiles (metric tons per day)	168,400	170,400
Average copper ore grade (%)	0.39	0.41
Copper production (millions of recoverable pounds)	77	71

Mill operations
Ore milled (metric tons per day)	411,300	397,200
Average ore grade (%):
Copper	0.30	0.33
Molybdenum	0.01	0.01
Copper recovery rate (%)	83.7	83.3
Copper production (millions of recoverable pounds)	194	209
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Our consolidated copper sales volumes from South America operations of 275 million pounds in first-quarter 2025 were lower than 284 million pounds in first-quarter 2024, primarily reflecting lower ore grades. Copper sales from South America operations are expected to approximate 1.1 billion pounds for the year 2025. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper
The following table summarizes unit net cash costs and gross profit per pound of copper at our South America operations for the three months ended March 31, 2025 and 2024. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America operations also had sales of molybdenum and silver. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2025			2024
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$4.36		$4.36	$3.94		$3.94

Site production and delivery, before net noncash and other costs shown below	2.76		2.50	2.61		2.47
By-product credits	(0.44)		—	(0.20)		—
Treatment charges	0.07		0.07	0.18		0.18
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.40		2.58	2.60		2.66
DD&A	0.40		0.36	0.39		0.36
Noncash and other costs, net	0.05	[a]	0.05	0.06	[a]	0.06
Total unit costs	2.85		2.99	3.05		3.08
Revenue adjustments, primarily for pricing on prior period open sales	0.22		0.22	—		—
Gross profit per pound	$1.73		$1.59	$0.89		$0.86

Copper sales (millions of recoverable pounds)	275		275	284		284

a.Includes charges totaling $0.05 per pound of copper in first-quarter 2025 and $0.04 per pound of copper in first-quarter 2024 for feasibility and optimization studies.

Our South America operations have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for South America operations of $2.40 per pound of copper in first-quarter 2025 were lower than first-quarter 2024 average unit net cash costs of $2.60 per pound, primarily reflecting higher by-product credits and lower treatment charges, partly offset by lower copper volumes.

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

Average unit net cash costs (net of by-product credits) for our South America operations are expected to approximate $2.52 per pound of copper for the year 2025, based on achievement of current sales volume and cost estimates, and assuming an average price of $20.00 per pound of molybdenum for the remainder of 2025.

Indonesia
PTFI operates one of the world’s largest copper and gold mines at the Grasberg minerals district in Central Papua, Indonesia. PTFI produces copper concentrate that contains significant quantities of gold and silver. We have a 48.76% ownership interest in PTFI and manage its operations. PTFI's results are consolidated in our financial statements. Once the full ramp-up of PTFI’s new downstream processing facilities is achieved, PTFI will be a fully integrated producer of refined copper and gold.

Concentrate Exports. On March 17, 2025, the Indonesia government granted PTFI a copper concentrate export license through September 16, 2025, for 1.4 million metric tons of copper concentrate, and PTFI re-commenced exports of copper concentrate. Pursuant to current regulations, PTFI is required to pay a 7.5% export duty on copper concentrate exports during 2025.

Export Proceeds. Effective March 1, 2025, the Indonesia government implemented a new regulation that requires 100% of export proceeds to be deposited in Indonesia banks for 12 months. The regulation allows the use of funds for ongoing business requirements, including dividends to shareholders, payment of taxes and other obligations to the Indonesia government, payment for materials or capital expenditures that are not available domestically and repayment of loans. Because PTFI has the ability to utilize its exports proceeds to fund business requirements, amounts deposited after March 1, 2025, are not considered restricted and are classified as cash and cash equivalents.

Long-Term Mining Rights. Pursuant to regulations issued during 2024, PTFI is eligible to apply for an extension of its mining rights beyond 2041, provided certain conditions are met, including ownership of integrated downstream facilities that have entered the operational stage; domestic ownership of at least 51% and agreement with a state-owned enterprise for an additional 10% ownership; and commitments for additional exploration and increases in refining capacity, each as approved by the Ministry of Energy and Mineral Resources. Application for extension may be submitted at any time up to one year prior to the expiration of PTFI’s special mining business license (IUPK). PTFI expects to apply for an extension during 2025, pending agreement with MIND ID on a purchase and sale agreement for the transfer in 2041 of an additional 10% interest in PTFI.

An extension would enable continuity of large-scale operations for the benefit of all stakeholders and provide growth options through additional resource development opportunities in the highly attractive Grasberg minerals district.

Operating, Development and Exploration Activities. Over a multi-year investment period, PTFI has successfully commissioned three large-scale underground mines in the Grasberg minerals district (Grasberg Block Cave, Deep Mill Level Zone (DMLZ) and Big Gossan) and related expansion of the milling facilities. In December 2024, PTFI completed construction of a new copper cleaner circuit, a mill recovery project to enhance recoveries and optimize concentrate production, with commissioning under way. PTFI’s underground operations produce approximately 1.7 billion pounds of copper and 1.4 million ounces of gold per year and are among the lowest cost operations in the world.

PTFI is also conducting exploration in the Grasberg mineral district targeting the potential extension of significant mineralization below the DMLZ mine.

Kucing Liar. Long-term mine development activities are ongoing for PTFI’s Kucing Liar deposit in the Grasberg minerals district. Kucing Liar is expected to produce over 7 billion pounds of copper and 6 million ounces of gold between 2029 and the end of 2041, and an extension of PTFI’s operating rights beyond 2041 would extend the life of the project. Development activities commenced in 2022 and are expected to continue over an approximate 10-year timeframe. Capital investments for Kucing Liar are estimated to total $4 billion over the next seven to eight years (averaging approximately $0.5 billion per annum). Approximately $0.7 billion has been incurred through March 31, 2025. At full operating rates, annual production from Kucing Liar is expected to approximate 560 million pounds of copper and 520 thousand ounces of gold, providing PTFI with sustained long-term, large-scale and low-cost production. Kucing Liar will benefit from substantial shared infrastructure and PTFI’s experience and long-term success in block-cave mining.

Natural Gas Facilities. PTFI plans to transition its existing energy source from coal to natural gas, which would meaningfully reduce PTFI’s greenhouse gas emissions at the Grasberg minerals district. The majority of PTFI’s planned investments in a new gas-fired combined cycle facility are expected to be incurred over the next three years at a cost of approximately $1 billion. Once complete, PTFI’s dual-fuel power plant and the new gas-fired combined cycle facility will be fueled by natural gas supplied by a floating liquefied natural gas storage and regassification unit.

PTFI’s New Downstream Processing Facilities. Repairs to PTFI’s new smelter in Eastern Java, Indonesia, following the October 2024 fire incident, are nearing completion. Startup activities are expected to re-commence in second-quarter 2025 with full ramp-up expected to be achieved by year-end 2025.

PTFI continues to ramp-up production at its newly commissioned PMR and the facility is expected to reach full capacity rates during 2025. The facility has capacity to refine all precious metals from PTFI’s new smelter as well as from PT Smelting, PTFI’s 66%-owned smelter and refinery in Gresik, Indonesia.

Operating Data. Following is summary consolidated operating data for Indonesia operations:

	Three Months Ended March 31,
	2025	2024
Copper (millions of recoverable pounds)
Production	296	491
Sales	290	493
Average realized price per pound	$4.34	$3.92

Gold (thousands of recoverable ounces)
Production	284	545
Sales	125	564
Average realized price per ounce	$3,072	$2,145

Ore extracted and milled (metric tons per day):
Grasberg Block Cave	93,600	139,300
DMLZ	60,400	67,300
Big Gossan	6,600	9,000
Other adjustments	1,000	3,900
Total	161,600	219,500
Average ore grades:
Copper (%)	1.11	1.31
Gold (grams per metric ton)	0.83	1.13
Recovery rates (%):
Copper	87.8	89.4
Gold	76.3	77.5

As expected, PTFI’s consolidated copper sales volumes of 290 million pounds and consolidated gold sales volumes of 125 thousand ounces in first-quarter 2025 were below first-quarter 2024 copper sales volumes of 493 million pounds and gold sales volumes of 564 thousand ounces, primarily reflecting a planned major maintenance project. Lower gold sales volumes in first-quarter 2025, compared to first-quarter 2024 gold sales volumes, were also impacted by lower ore grades and the timing of shipments.

Consolidated sales volumes from PTFI are expected to approximate 1.6 billion pounds of copper and 1.6 million ounces of gold for the year 2025. PTFI’s projected sales volumes in 2025 reflect reduced operating rates associated with planned major maintenance projects in its concentrating facilities. Projected sales volumes are dependent on operational performance; the ramp-up of PTFI’s new downstream processing facilities; weather-related conditions; and other factors detailed in the “Cautionary Statement” below.

Unit Net Cash Costs (Credits). We believe unit net cash costs (credits) per pound of copper is a measure that provides investors with information about the cash-generating capacity of our mining operations expressed on a basis relating to the primary metal product for our respective operations. We use this measure for the same purpose and for monitoring operating performance by our mining operations. This information differs from measures of performance determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for measures of performance determined in accordance with U.S. GAAP. This measure is presented by other metals mining companies, although our measure may not be comparable to similarly titled measures reported by other companies.

Gross Profit per Pound of Copper and per Ounce of Gold
The following table summarizes the unit net cash costs (credits) and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the three months ended March 31, 2025 and 2024. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash costs (credits) per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2025				2024
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$4.34		$4.34	$3,072	$3.92		$3.92	$2,145

Site production and delivery, before net noncash and other costs shown below	1.49		1.12	797	1.53		0.92	504
Gold, silver and other by-product credits	(1.46)		—	—	(2.55)		—	—
Treatment charges	0.19		0.15	102	0.35		0.21	116
Export duties	0.19		0.14	102	0.32		0.19	104
Royalty on metals	0.23		0.17	144	0.23		0.15	81
Unit net cash costs (credits)	0.64		1.58	1,145	(0.12)		1.47	805
DD&A	0.64		0.49	343	0.68		0.41	224
Noncash and other costs, net	0.34	[a]	0.25	179	0.05	[b]	0.03	16
Total unit costs	1.62		2.32	1,667	0.61		1.91	1,045
Revenue adjustments, primarily for pricing on prior period open sales	0.06		0.07	116	(0.01)		(0.01)	(14)
Gross profit per pound/ounce	$2.78		$2.09	$1,521	$3.30		$2.00	$1,086

Copper sales (millions of recoverable pounds)	290		290		493		493
Gold sales (thousands of recoverable ounces)				125				564

a.Includes charges of $0.15 per pound of copper for operational readiness and startup costs associated with PTFI’s new downstream processing facilities, $0.08 per pound of copper related to the reversal of previously capitalized land lease costs at PTFI’s new downstream processing facilities, $0.08 per pound of copper for remediation costs related to the October 2024 fire incident at PTFI’s new smelter that were not offset by recovery under its construction insurance program and $0.02 per pound of copper for feasibility and optimization studies. These charges were partly offset by a credit of $0.04 per pound of copper related to asset retirement obligation adjustments.
b.Includes charges of $0.03 per pound of copper for operational readiness and startup costs associated with PTFI’s new downstream processing facilities and $0.01 per pound of copper for feasibility and optimization studies. These charges were partly offset by credits of $0.02 per pound of copper associated with adjustments to PTFI’s non-income tax provision.

A significant portion of PTFI’s costs are fixed and unit costs vary depending on volumes and other factors. PTFI’s unit net cash costs (net of gold, silver and other by-product credits) of $0.64 per pound of copper in first-quarter 2025 were unfavorable compared to unit net cash credits (including gold, silver and other by-product credits) of $0.12 per pound of copper in first-quarter 2024, primarily reflecting the impact of lower copper and gold volumes.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. PTFI’s royalties totaled $66 million in first-quarter 2025 and $118 million in first-quarter 2024.

Export duties are assessed on PTFI’s copper concentrate sales at a rate of 7.5% and totaled $55 million in first-quarter 2025 and $156 million in first-quarter 2024.

Because certain assets are depreciated on a straight-line basis, PTFI’s unit depreciation rate may vary with asset additions and the level of copper volumes and changes in copper and gold inventory.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

For the remainder of 2025, PTFI’s copper and gold production and sales volumes are expected to increase, which is expected to result in a significant reduction to PTFI's average unit net cash costs (net of gold, silver and other by-product credits), compared to first-quarter 2025 levels.

Average unit net cash credits (including gold, silver and other by-product credits) for PTFI are expected to approximate $0.47 per pound of copper for the year 2025, based on achievement of current sales volumes and cost estimates, and assuming an average price of $3,000 per ounce of gold for the remainder of 2025. PTFI’s average unit net cash credits for the year 2025 would change by approximately $0.09 per pound of copper for each $100 per ounce change in the average price of gold for the remainder of 2025.

PTFI’s projected production and sales volumes and unit net cash credits for the year 2025 are dependent on operational performance; the ramp-up of PTFI’s new downstream processing facilities; weather-related conditions; and other factors. Refer to “Cautionary Statement” below, and Item 1A. “Risk Factors” contained in Part I of our 2024 Form 10-K for further discussion of factors that could cause results to differ materially from projections.

Molybdenum Mines
We operate two wholly owned primary molybdenum operations in Colorado – the Climax open-pit mine and the Henderson underground mine. The Climax and Henderson mines produce high-purity, chemical-grade molybdenum concentrate, which is typically further processed into value-added molybdenum chemical products. The majority of the molybdenum concentrate produced at the Climax and Henderson mines and at our U.S. copper mines and South America operations, is processed at our conversion facilities.

Operating and Development Activities. Production from the Molybdenum mines totaled 9 million pounds of molybdenum in first-quarter 2025 and 8 million pounds in first-quarter 2024. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our primary molybdenum operations and from our U.S. copper mines and South America operations. Refer to “Outlook” for projected consolidated molybdenum sales volumes and to “Markets” for a discussion of molybdenum prices.

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

Average unit net cash costs for our Molybdenum mines of $13.72 per pound of molybdenum in first-quarter 2025 were lower than average unit net cash costs of $15.80 per pound in first-quarter 2024, primarily reflecting higher volumes and lower contract labor costs. Based on achievement of current sales volumes and cost estimates, average unit net cash costs for the Molybdenum mines are expected to increase to approximately $15.17 per pound of molybdenum for the year 2025, reflecting the impact of higher mine development costs. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Smelting and Refining
Through our downstream integration, we are able to assure placement of a significant portion of our copper concentrate production. PTFI wholly owns and operates PTFI’s new downstream processing facilities in Eastern Java, Indonesia, and has a 66% ownership interest in PT Smelting (39.5% prior to June 30, 2024), which is operated by Mitsubishi Materials Corporation. We wholly own and operate the Miami smelter in Arizona, the El Paso refinery in Texas, and Atlantic Copper smelter and refinery in Huelva, Spain.

PTFI’s new smelter will smelt and refine copper concentrate from PTFI and the PMR will process anode slimes from the new smelter and PT Smelting. Once PTFI’s new downstream processing facilities are operational, PTFI’s operations will be fully integrated and treatment charges reflecting the cost of smelting and refining operations will be recorded in production and delivery costs. PTFI recorded charges for operational readiness and startup costs associated with PTFI’s new downstream processing facilities totaling $44 million in first-quarter 2025 and $15 million in first-quarter 2024. We estimate that operational readiness and startup costs associated with PTFI’s new downstream processing facilities will approximate $100 million for the year 2025.

The Miami smelter has been operating for over 100 years and has been upgraded numerous times during that period to implement new technologies, improve production and comply with air quality requirements. We performed a major maintenance turnaround for the Miami smelter in first-quarter 2025 and incurred $73 million in maintenance charges and idle facility costs.

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. In first-quarter 2025, Atlantic Copper’s copper concentrate purchases included 21% from our copper mining operations and 79% from third parties. Atlantic Copper’s treatment charges, which consist of a base rate per pound of copper and per ounce of gold, are generally fixed and represent a cost to our mining operations and income to Atlantic Copper (i.e., higher treatment charges benefit our Atlantic Copper operations). Our U.S. copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our Miami smelter and El Paso refinery.

We defer recognizing profits on sales from our mining operations to Atlantic Copper until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to operating income totaling $114 million ($34 million to net income attributable to common stock) in first-quarter 2025 and $(17) million ($(5) million to net income attributable to common stock) in first-quarter 2024. Our net deferred profits on our inventories at Atlantic Copper to be recognized in future periods’ operating income totaled $85 million ($33 million to net income attributable to common stock) at March 31, 2025. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

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

Excluding potential tariff impacts, which continue to be assessed (refer to “Operations”) and based on current sales volume, cost and metal price estimates and planned capital expenditures discussed in “Outlook,” our available cash and cash equivalents plus our projected consolidated operating cash flows of $7.0 billion for the year 2025 exceed our expected consolidated capital expenditures of $5.0 billion.
We have cash on hand and the financial flexibility to fund capital expenditures and our other cash requirements for the next twelve months, including noncontrolling interest distributions, income tax payments, current common stock dividends (base and variable) and any share or debt repurchases. Planned capital expenditures for major mining projects over the next few years are primarily associated with underground mine development in the Grasberg minerals district and potential expansion projects in the U.S. At March 31, 2025, we had $4.4 billion in consolidated cash and cash equivalents ($4.6 billion including $0.3 billion of current restricted cash associated with a portion of PTFI’s export proceeds that was required to be temporarily deposited in Indonesia banks), and FCX, PTFI and Cerro Verde have $3.0 billion, $1.5 billion and $350 million, respectively, of availability under their revolving credit facilities.

Financial Policy. Our financial policy is aligned with our strategic objectives of maintaining a strong balance sheet, providing cash returns to shareholders and advancing opportunities for future growth. The policy includes a base dividend and a performance-based payout framework, whereby up to 50% of available cash flows generated after planned capital spending and distributions to noncontrolling interests would be allocated to shareholder returns and the balance to debt reduction and investments in value enhancing growth projects, subject to us maintaining our net debt at a level not to exceed the net debt target of $3.0 billion to $4.0 billion (excluding debt for PTFI’s new downstream processing facilities). Our Board of Directors (Board) reviews the structure of the performance-based payout framework at least annually.

At March 31, 2025, our net debt, excluding $3.2 billion of debt for PTFI’s new downstream processing facilities, totaled $1.5 billion. Refer to "Net Debt" for further discussion.

On March 26, 2025, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on May 1, 2025, to common shareholders of record as of April 15, 2025. Based on current market conditions, the base and variable dividends on our common stock are anticipated to total $0.60 per share for 2025 (including the dividends paid on February 1, 2025, and May 1, 2025), comprised of a $0.30 per share base dividend and $0.30 per share variable dividend.

As of April 30, 2025, we acquired a total of 51 million shares ($38.50 average cost per share), have $3.0 billion available under our share repurchase program and we had 1.4 billion shares of common stock outstanding. Refer to Note 4 for further discussion.

The declaration and payment of dividends (base or variable) and timing and amount of any share repurchases are at the discretion of our Board and management, respectively, and are subject to a number of factors, including not exceeding our net debt target, capital availability, financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board or management, as applicable. Our share repurchase program may be modified, increased, suspended or terminated at any time at our Board’s discretion.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share and withholding taxes at March 31, 2025 (in billions):

Cash at domestic companies	$1.3
Cash at international operations	3.1
Total consolidated cash and cash equivalents	4.4
Noncontrolling interests’ share	(1.5)
Cash, net of noncontrolling interests’ share	2.9
Withholding taxes	(0.1)
Net cash available	$2.8

Cash held at our international operations is generally used to support our foreign operations’ capital expenditures, operating expenses, debt repayments, working capital or other cash needs. Management believes that sufficient liquidity is available in the U.S. from cash balances and availability from our revolving credit facility. We elected to not permanently reinvest earnings from our foreign subsidiaries, and we recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends that are subject to applicable withholding taxes and noncontrolling interests’ share.

Debt
At March 31, 2025, consolidated debt totaled $9.4 billion, with a weighted-average interest rate of 5.2%. Substantially all of our outstanding debt is fixed rate. Our next senior note maturities are in 2027. Our total debt has an average remaining duration of approximately nine years. Refer to Note 4 for further discussion of debt.

Operating Activities
We generated operating cash flows of $1.1 billion (net of $0.3 billion of working capital and other uses) in first-quarter 2025 and $1.9 billion (net of $0.1 billion of working capital and other uses) in first-quarter 2024. Lower operating cash flows in first-quarter 2025, compared with first-quarter 2024, primarily reflect lower copper and gold sales volumes impacted by a planned major maintenance project in Indonesia. Lower gold sales volumes also reflect lower ore grades and the timing of shipments. These lower volumes were partly offset by the impact of higher average realized copper and gold prices. Refer to "Consolidated Results" and "Operations" for further discussion.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $1.2 billion in first-quarter 2025 and $1.3 billion in first-quarter 2024. Capital expenditures include amounts for major mining projects ($0.6 billion in first-quarter 2025 and $0.4 billion in first quarter 2024), primarily associated with underground development activities in the Grasberg minerals district, and for PTFI’s new downstream processing facilities ($0.2 billion in first-quarter 2025 and $0.5 billion in first-quarter 2024.)

Financing Activities
Debt Transactions. Net proceeds from debt totaled $452 million in first-quarter 2025, primarily related to short-term lines of credit at Atlantic Copper.

Cash Dividends on Common Stock. We paid cash dividends on our common stock totaling $0.2 billion in each of first-quarter 2025 and first-quarter 2024. Refer to Note 4, Item 1A. “Risk Factors” contained in Part I of our 2024 Form 10-K, “Cautionary Statement” below and the discussion of our financial policy above.

Cash Dividends and Distributions Paid to Noncontrolling Interests. There were no cash dividends and distributions paid to noncontrolling interests at our international operations in first-quarter 2025. Cash dividends and distributions paid to noncontrolling interests at PTFI totaled $0.1 billion in first-quarter 2024. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Treasury Stock Purchases. In first-quarter 2025, we acquired 1.4 million shares of our common stock for a total cost of $55 million. Refer to Note 4 for further discussion.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since December 31, 2024. Refer to Note 11 and Part II, Items 7. and 7A. in our 2024 Form 10-K for information regarding our contractual obligations.

CONTINGENCIES

Environmental Obligations and Asset Retirement Obligations (ARO)
Our current and historical operating activities are subject to various environmental laws and regulations. We perform a comprehensive annual review of our environmental obligations and AROs and also review changes in facts and circumstances associated with these obligations at least quarterly.

There have been no significant changes to our environmental liabilities and AROs since December 31, 2024. Refer to Note 10 of our 2024 Form 10-K for further information about contingencies associated with environmental matters and AROs.

Litigation and Other Contingencies
There have been no significant updates to our contingencies associated with legal proceedings, environmental and other matters since December 31, 2024, other than as disclosed in Note 7. Refer to Note 10 and “Legal Proceedings” contained in Part I, Item 3. of our 2024 Form 10-K, as updated by Note 7, for further information regarding litigation and other contingencies.

NEW ACCOUNTING STANDARDS

There were no significant updates to previously reported accounting standards included in Note 1 of our 2024 Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

MD&A is based on our consolidated financial statements, which have been prepared in conformity with U.S. GAAP. The preparation of these statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, refer to our 2024 Form 10-K. We have not changed any of these policies from those previously disclosed in that report.

NET DEBT

We believe that net debt provides investors with information related to the performance-based payout framework in our financial policy, which requires us to maintain our net debt at a level not to exceed the net debt target of $3 billion to $4 billion (excluding project debt for PTFI’s new downstream processing facilities). We define net debt as consolidated debt less (i) consolidated cash and cash equivalents and (ii) current restricted cash associated with a portion of PTFI's export proceeds. This information differs from consolidated debt determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for consolidated debt determined in accordance with U.S. GAAP. Our net debt, which may not be comparable to similarly titled measures reported by other companies, follows (in millions):

	As of March 31, 2025
Current portion of debt	$495
Long-term debt, less current portion	8,909
Consolidated debt	9,404
Less: consolidated cash and cash equivalents	4,385
Less: current restricted cash associated with PTFI’s export proceeds	252	[a]
FCX net debt	4,767
Less: debt for PTFI’s new downstream processing facilities	3,233	[b]
FCX net debt, excluding debt for PTFI’s new downstream processing facilities	$1,534
a.Represents a portion of PTFI’s export proceeds that was required to be temporarily deposited in Indonesia banks for 90 days in accordance with a previous Indonesia regulation. As the 90-day holding period is the only restriction on the cash, we included such amount in the calculation of net debt. Refer to Note 7 for further discussion.
b.Represents PTFI’s senior notes and $250 million of borrowings under PTFI’s revolving credit facility.

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

United States Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,414		$1,414	$155	$41	$1,610
Site production and delivery, before net noncash and other costs shown below	1,070		952	131	34	1,117
By-product credits	(150)		—	—	—	—
Treatment charges	37		35	—	2	37
Net cash costs	957		987	131	36	1,154
DD&A	124		112	10	2	124
Noncash and other costs, net	39	[c]	37	2	—	39
Total costs	1,120		1,136	143	38	1,317
Other revenue adjustments, primarily for pricing on prior period open sales	4		4	—	1	5
Gross profit	$298		$282	$12	$4	$298

Copper sales (millions of recoverable pounds)	307		307
Molybdenum sales (millions of recoverable pounds)[a]				8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.60		$4.60	$20.16
Site production and delivery, before net noncash and other costs shown below	3.48		3.10	17.05
By-product credits	(0.49)		—	—
Treatment charges	0.12		0.11	—
Unit net cash costs	3.11		3.21	17.05
DD&A	0.40		0.36	1.28
Noncash and other costs, net	0.13	[c]	0.12	0.29
Total unit costs	3.64		3.69	18.62
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—
Gross profit per pound	$0.97		$0.92	$1.54

Reconciliation to Amounts Reported

	Revenues		Production and Delivery	DD&A
Totals presented above	$1,610		$1,117	$124
Treatment charges	(4)		33	—
Noncash and other costs, net	—		39	—
Other revenue adjustments, primarily for pricing on prior period open sales	5		—	—
Eliminations and other	19		23	—
U.S. copper mines	1,630		1,212	124
Other mining[d]	5,510		3,844	331
Corporate, other & eliminations	(1,412)		(1,300)	11
As reported in our consolidated financial statements	$5,728		$3,756	$466

a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $14 million ($0.05 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other mining operations as presented in Note 8.

United States Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues	$1,316		$1,316	$136	$39	$1,491
Site production and delivery, before net noncash and other costs shown below	1,074		973	116	32	1,121
By-product credits	(128)		—	—	—	—
Treatment charges	44		42	—	2	44
Net cash costs	990		1,015	116	34	1,165
DD&A	111		101	9	1	111
Noncash and other costs, net	45	[c]	41	4	—	45
Total costs	1,146		1,157	129	35	1,321
Gross profit	$170		$159	$7	$4	$170

Copper sales (millions of recoverable pounds)	333		333
Molybdenum sales (millions of recoverable pounds)[a]				7

Gross profit per pound of copper/molybdenum:

Revenues	$3.96		$3.96	$18.49
Site production and delivery, before net noncash and other costs shown below	3.23		2.92	15.89
By-product credits	(0.38)		—	—
Treatment charges	0.13		0.13	—
Unit net cash costs	2.98		3.05	15.89
DD&A	0.34		0.31	1.23
Noncash and other costs, net	0.13	[c]	0.12	0.44
Total unit costs	3.45		3.48	17.56
Gross profit per pound	$0.51		$0.48	$0.93

Reconciliation to Amounts Reported
	Revenues		Production and Delivery	DD&A
Totals presented above	$1,491		$1,121	$111
Treatment charges	(3)		41	—
Noncash and other costs, net	—		45	—
Eliminations and other	14		17	1
U.S. copper mines	1,502		1,224	112
Other mining[d]	6,278		3,890	467
Corporate, other & eliminations	(1,459)		(1,270)	16
As reported in our consolidated financial statements	$6,321		$3,844	$595

a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $15 million ($0.05 per pound of copper) for feasibility studies.
d.Represents the combined total for our other mining operations as presented in Note 8.

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,199		$1,199	$135	$1,334
Site production and delivery, before net noncash and other costs shown below	759		688	87	775
By-product credits	(121)		—	—	—
Treatment charges	19		19	—	19
Royalty on metals	2		2	—	2
Net cash costs	659		709	87	796
DD&A	111		99	12	111
Noncash and other costs, net	14	[b]	14	—	14
Total costs	784		822	99	921
Other revenue adjustments, primarily for pricing on prior period open sales	60		60	2	62
Gross profit	$475		$437	$38	$475

Copper sales (millions of recoverable pounds)	275		275

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.36		$4.36
Site production and delivery, before net noncash and other costs shown below	2.76		2.50
By-product credits	(0.44)		—
Treatment charges	0.07		0.07
Royalty on metals	0.01		0.01
Unit net cash costs	2.40		2.58
DD&A	0.40		0.36
Noncash and other costs, net	0.05	[b]	0.05
Total unit costs	2.85		2.99
Other revenue adjustments, primarily for pricing on prior period open sales	0.22		0.22
Gross profit per pound	$1.73		$1.59

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,334		$775	$111
Treatment charges	(19)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		14	—
Other revenue adjustments, primarily for pricing on prior period open sales	62		—	—
Eliminations and other	1		(1)	—
South America operations	1,376		788	111
Other mining[c]	5,764		4,268	344
Corporate, other & eliminations	(1,412)		(1,300)	11
As reported in our consolidated financial statements	$5,728		$3,756	$466

a.Includes silver sales of 0.8 million ounces ($33.79 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $15 million ($0.05 per pound of copper) for feasibility and optimization studies.
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
c.Represents the combined total for our other mining operations as presented in Note 8.

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2025
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$1,258		$1,258		$385	$21	$1,664
Site production and delivery, before net noncash and other costs shown below	432		326		100	6	432
Gold, silver and other by-product credits	(422)		—		—	—	—
Treatment charges	56		42		13	1	56
Export duties	55		42		12	1	55
Royalty on metals	66		48		18	—	66
Net cash costs	187		458		143	8	609
DD&A	186		141		43	2	186
Noncash and other costs, net	97	[b]	73		23	1	97
Total costs	470		672		209	11	892
Other revenue adjustments, primarily for pricing on prior period open sales	19		19		15	1	35
Gross profit	$807		$605		$191	$11	$807

Copper sales (millions of recoverable pounds)	290		290
Gold sales (thousands of recoverable ounces)					125

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.34		$4.34		$3,072
Site production and delivery, before net noncash and other costs shown below	1.49		1.12		797
Gold, silver and other by-product credits	(1.46)		—		—
Treatment charges	0.19		0.15		102
Export duties	0.19		0.14		102
Royalty on metals	0.23		0.17		144
Unit net cash costs	0.64		1.58		1,145
DD&A	0.64		0.49		343
Noncash and other costs, net	0.34	[b]	0.25		179
Total unit costs	1.62		2.32		1,667
Other revenue adjustments, primarily for pricing on prior period open sales	0.06		0.07		116
Gross profit per pound/ounce	$2.78		$2.09		$1,521

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$1,664		$432		$186
Treatment charges	(8)		48	[c]	—
Export duties	(55)		—		—
Royalty on metals	(66)		—		—
Noncash and other costs, net	—		97		—
Other revenue adjustments, primarily for pricing on prior period open sales	35		—		—
Eliminations and other	—		1		—
Indonesia operations	1,570		578		186
Other mining[d]	5,570		4,478		269
Corporate, other & eliminations	(1,412)		(1,300)		11
As reported in our consolidated financial statements	$5,728		$3,756		$466

a.Includes silver sales of 0.4 million ounces ($34.05 per ounce average realized price).
b.Includes charges totaling $44 million ($0.15 per pound of copper) for operational readiness and startup costs associated with PTFI’s new downstream processing facilities, $24 million ($0.08 per pound of copper) related to the reversal of previously capitalized land lease costs at PTFI’s new downstream processing facilities, $23 million ($0.08 per pound of copper) of remediation costs for PTFI’s new smelter that were not offset by recovery under construction insurance programs and $6 million ($0.02 per pound of copper) for feasibility and optimization studies. These charges were partly offset by a credit of $11 million ($0.04 per pound of copper) related to ARO adjustments.
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
b.Includes charges totaling $15 million ($0.03 per pound of copper) for operational readiness and startup costs associated with PTFI’s new downstream processing facilities and $7 million ($0.01 per pound of copper) for feasibility and optimization studies. These charges were partly offset by credits of $8 million ($0.02 per pound of copper) associated with adjustments to PTFI’s non-income tax provision.
c.Represents tolling costs paid to PT Smelting.
d.Represents the combined total for our other mining operations as presented in Note 8.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended March 31,
(In millions)	2025	2024

Revenues, excluding adjustments[a]	$186	$152
Site production and delivery, before net noncash and other costs shown below	116	116
Treatment charges and other	9	7
Net cash costs	125	123
DD&A	26	16
Noncash and other costs, net	6	3
Total costs	157	142
Gross profit	$29	$10

Molybdenum sales (millions of recoverable pounds)[a]	9	8

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$20.32	$19.47
Site production and delivery, before net noncash and other costs shown below	12.70	14.94
Treatment charges and other	1.02	0.86
Unit net cash costs	13.72	15.80
DD&A	2.83	2.08
Noncash and other costs, net	0.62	0.33
Total unit costs	17.17	18.21
Gross profit per pound	$3.15	$1.26

Reconciliation to Amounts Reported
		Production
Three Months Ended March 31, 2025	Revenues	and Delivery	DD&A
Totals presented above	$186	$116	$26
Treatment charges and other	(9)	—	—
Noncash and other costs, net	—	6	—
Molybdenum mines	177	122	26
Other mining[b]	6,963	4,934	429
Corporate, other & eliminations	(1,412)	(1,300)	11
As reported in our consolidated financial statements	$5,728	$3,756	$466

Three Months Ended March 31, 2024
Totals presented above	$152	$116	$16
Treatment charges and other	(7)	—	—
Noncash and other costs, net	—	3	—
Molybdenum mines	145	119	16
Other mining[b]	7,635	4,995	563
Corporate, other & eliminations	(1,459)	(1,270)	16
As reported in our consolidated financial statements	$6,321	$3,844	$595

a.Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.
b.Represents the combined total for our other mining operations as presented in Note 8. Also includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the U.S. copper mines and South America operations.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections or expectations relating to business outlook, strategy, goals or targets, and the underlying assumptions and estimated impacts on our business and stakeholders related thereto; global market conditions, including trade policies; ore grades and milling rates; production and sales volumes; unit net cash costs (credits) and operating costs; capital expenditures; operating plans, including mine sequencing; cash flows; liquidity; PTFI’s remediation, commissioning and full ramp-up of its new smelter and full production and ramp-up at the PMR; potential extension of PTFI’s IUPK beyond 2041; export licenses, export duties and export volumes, including PTFI’s ability to continue exports of copper concentrate until full ramp-up is achieved at its new smelter in Indonesia; timing of shipments of inventoried production; our sustainability-related commitments and targets; our overarching commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; achievement of our 2030 climate targets and our 2050 net zero aspiration; improvements in operating procedures and technology innovations and applications; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal and environmental proceedings; debt repurchases; and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “could,” “to be,” “potential,” “assumptions,” “guidance,” “aspirations,” “future,” “commitments,” “pursues,” “initiatives,” “objectives,” “opportunities,” “strategy” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable), and timing and amount of any share repurchases are at the discretion of our Board and management, respectively, and are subject to a number of factors, including not exceeding our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board or management, as applicable. Our share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper and gold; PTFI’s ability to export and sell or inventory copper concentrates through remediation and full ramp-up of its new smelter in Indonesia; changes in export duties and tariff rates; completion of remediation activities and achieving full ramp-up of the new smelter in Indonesia; full production and ramp-up at the PMR; production rates; timing of shipments; price and availability of consumables and components we purchase as well as constraints on supply and logistics, and transportation services; changes in cash requirements, financial position, financing or investment plans; changes in general market, economic, geopolitical, regulatory or industry conditions, including market volatility regarding trade policies and tariff uncertainty; reductions in liquidity and access to capital; changes in tax laws and regulations; political and social risks, including the potential effects of violence in Indonesia, civil unrest in Peru, and relations with local communities and Indigenous Peoples; operational risks inherent in mining, with higher inherent risks in underground mining; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations, including the ability to smelt and refine or inventory; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; satisfaction of requirements in accordance with PTFI’s IUPK to extend mining rights from 2031 through 2041; process relating to the extension of PTFI’s IUPK beyond 2041; cybersecurity risks; any major public health crisis; labor relations, including labor-related work stoppages and increased costs; compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks, including availability of secure water supplies; impacts, expenses or results from litigation or investigations; tailings management; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2024 Form 10-K.

Investors are cautioned that many of the assumptions upon which our forward-looking statements are based are likely to change after the date the forward-looking statements are made, including for example commodity prices, which we cannot control, and production volumes and costs or technological solutions and innovations, some aspects of which we may not be able to control. Further, we may make changes to our business plans that could affect our results. We undertake no obligation to update any forward-looking statements, which are as of the date made, notwithstanding any changes in our assumptions, changes in business plans, actual experience or other changes.

This report on Form 10-Q also contains measures such as net debt and unit net cash costs (credits) per pound of copper and molybdenum, which are not recognized under U.S. GAAP. Refer to “Operations – Unit Net Cash Costs” and “Operations – Unit Net Cash Costs (Credits)” for further discussion of unit net cash costs (credits) associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs (credits) by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements. Refer to “Net Debt” for reconciliations of consolidated debt, consolidated cash and cash equivalents, and current restricted cash associated with PTFI’s export proceeds to net debt. For forward-looking unit net cash costs (credits) per pound of copper and molybdenum measures, we are unable to provide a reconciliation to the most comparable GAAP measure without unreasonable effort because estimating such GAAP measures and providing a meaningful reconciliation is extremely difficult and requires a level of precision that is unavailable for these future periods, and the information needed to reconcile these measures is dependent upon future events, many of which are outside of our control as described above. Forward-looking non-GAAP measures are estimated consistent with the relevant definitions and assumptions.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the three-month period ended March 31, 2025. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2024 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q.

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any legal proceeding reported in Part I, Item 3. “Legal Proceedings” and Note 10 of our 2024 Form 10-K, as updated by Note 7 herein, will have a material adverse effect on our financial condition; although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

There have been no material changes to legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” and Note 10 of our 2024 Form 10-K.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2024 Form 10-K.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended March 31, 2025.

The following table sets forth information with respect to shares of FCX common stock purchased by us during the quarter ended March 31, 2025, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
January 1-31, 2025	—	$—	—	$3,105,744,136
February 1-28, 2025	—	$—	—	$3,105,744,136
March 1-31, 2025	1,406,754	$39.10	1,406,754	$3,050,744,299
Total	1,406,754	$39.10	1,406,754
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

Item 5. Other Information.

During the quarter ended March 31, 2025, no director or officer of FCX adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1	PTFI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama and PT Indonesia Asahan Aluminium (Persero).		10-Q	001-11307-01	11/9/2018
2.2	Supplemental and Amendment Agreement to the PTFI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.		10-K	001-11307-01	2/15/2019
3.1	Composite Certificate of Incorporation of FCX.		10-Q	001-11307-01	8/7/2024
3.2	Amended and Restated By-Laws of FCX, effective as of June 11, 2024.		8-K	001-11307-01	6/12/2024
10.1*	Amended and Restated Executive Employment Agreement dated effective as of February 11, 2025 between FCX and Kathleen L. Quirk.		10-K	001-11307-01	2/14/2025
10.2*	Form of Performance Share Unit Agreement (effective February 2025).		10-K	001-11307-01	2/14/2025
10.3*	Form of Restricted Stock Unit Agreement (effective February 2025).		10-K	001-11307-01	2/14/2025
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.	X
* Indicates management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeport-McMoRan Inc.

By:	/s/ Ellie L. Mikes
Ellie L. Mikes
Vice President and Chief Accounting Officer
(authorized signatory
and Principal Accounting Officer)

Date:  May 8, 2025
S-1