Form 10-Q
period 2025-06-30
FREEPORT-MCMORAN INC
filed 2025-08-08
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On July 31, 2025, there were issued and outstanding 1,435,774,134 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2025	December 31, 2024
	(In Millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,490	$3,923
Restricted cash and cash equivalents	230	888
Trade accounts receivable	941	578
Value added and other tax receivables	474	564
Inventories:
Product	2,961	3,038
Materials and supplies, net	2,516	2,382
Mill and leach stockpiles	1,477	1,388
Other current assets	547	535
Total current assets	13,636	13,296
Property, plant, equipment and mine development costs, net	39,835	38,514
Long-term mill and leach stockpiles	1,122	1,225
Other assets	1,899	1,813
Total assets	$56,492	$54,848

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,288	$4,057
Accrued income taxes	389	859
Current portion of debt	338	41
Current portion of environmental and asset retirement obligations	298	320
Dividends payable	218	219
Total current liabilities	5,531	5,496
Long-term debt, less current portion	8,913	8,907
Environmental and asset retirement obligations, less current portion	5,463	5,404
Deferred income taxes	4,410	4,376
Other liabilities	2,179	1,887
Total liabilities	26,496	26,070

Equity:
Stockholders’ equity:
Common stock	163	162
Capital in excess of par value	23,642	23,797
Retained earnings (accumulated deficit)	738	(170)
Accumulated other comprehensive loss	(311)	(314)
Common stock held in treasury	(6,024)	(5,894)
Total stockholders’ equity	18,208	17,581
Noncontrolling interests	11,788	11,197
Total equity	29,996	28,778
Total liabilities and equity	$56,492	$54,848

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In Millions, Except Per Share Amounts)
Revenues	$7,582	$6,624	$13,310	$12,945
Cost of sales:
Production and delivery	4,282	3,875	8,038	7,719
Depreciation, depletion and amortization	668	509	1,134	1,104
Total cost of sales	4,950	4,384	9,172	8,823
Selling, general and administrative expenses	127	123	281	267
Exploration and research expenses	46	40	85	77
Environmental obligations and shutdown costs	27	28	37	95
Total costs and expenses	5,150	4,575	9,575	9,262
Operating income	2,432	2,049	3,735	3,683
Interest expense, net	(82)	(88)	(152)	(177)
Other income, net	41	69	99	198
Income before income taxes and equity in affiliated companies’ net earnings	2,391	2,030	3,682	3,704
Provision for income taxes	(850)	(754)	(1,350)	(1,266)
Equity in affiliated companies’ net earnings	6	4	8	4
Net income	1,547	1,280	2,340	2,442
Net income attributable to noncontrolling interests	(775)	(664)	(1,216)	(1,353)
Net income attributable to common stockholders	$772	$616	$1,124	$1,089

Net income per share attributable to common stockholders:
Basic	$0.53	$0.42	$0.78	$0.75
Diluted	$0.53	$0.42	$0.77	$0.75

Weighted-average shares of common stock outstanding:
Basic	1,437	1,438	1,438	1,437
Diluted	1,443	1,445	1,444	1,445

Dividends declared per share of common stock	$0.15	$0.15	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(In Millions)
Net income	$1,547	$1,280	$2,340	$2,442

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	2	—	3	1
Foreign exchange losses	—	—	—	(1)
Other comprehensive income	2	—	3	—

Total comprehensive income	1,549	1,280	2,343	2,442
Total comprehensive income attributable to noncontrolling interests	(775)	(664)	(1,216)	(1,353)
Total comprehensive income attributable to common stockholders	$774	$616	$1,127	$1,089

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2025	2024
	(In Millions)
Cash flow from operating activities:
Net income	$2,340	$2,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,134	1,104
Net charges for environmental and asset retirement obligations, including accretion	116	300
Payments for environmental and asset retirement obligations	(113)	(97)
Stock-based compensation	74	77
Net charges for defined pension and postretirement plans	29	16
Pension plan contributions	(9)	(38)
Deferred income taxes	34	37
Charges for social investment programs at PT Freeport Indonesia	50	51
Payments for social investment programs at PT Freeport Indonesia	(41)	(37)
Other, net	(19)	21
Changes in working capital and other:
Accounts receivable	(320)	92
Inventories	(62)	(341)
Other current assets	16	21
Accounts payable and accrued liabilities	428	103
Accrued income taxes and timing of other tax payments	(404)	101
Net cash provided by operating activities	3,253	3,852

Cash flow from investing activities:
Capital expenditures:
United States copper mines	(528)	(480)
South America operations	(177)	(172)
Indonesia operations	(1,444)	(1,490)
Molybdenum mines	(46)	(63)
Other	(238)	(165)
Loans to PT Smelting for expansion	—	(28)
Proceeds from sale of assets and other, net	1	13
Net cash used in investing activities	(2,432)	(2,385)

Cash flow from financing activities:
Proceeds from debt	1,630	1,281
Repayments of debt	(1,338)	(1,281)
Finance lease payments	(15)	(1)
Cash dividends and distributions paid:
Common stock	(433)	(433)
Noncontrolling interests	(625)	(685)
Treasury stock purchases	(107)	—
Proceeds from exercised stock options	2	26
Payments for withholding of employee taxes related to stock-based awards	(22)	(35)
Net cash used in financing activities	(908)	(1,128)

Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(87)	339
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	4,911	6,063
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$4,824	$6,402
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED JUNE 30

	Stockholders’ Equity
	Common Stock			Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at March 31, 2025	1,626	$163	$23,627	$182	$(313)	189	$(5,971)	$17,688	$11,526	$29,214
Stock-based compensation, including the tender of shares	—	—	15	—	—	—	(1)	14	—	14
Treasury stock purchases	—	—	—	—	—	2	(52)	(52)	—	(52)
Dividends	—	—	—	(216)	—	—	—	(216)	(513)	(729)
Net income attributable to common stockholders	—	—	—	772	—	—	—	772	—	772
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	775	775
Other comprehensive income	—	—	—	—	2	—	—	2	—	2
Balance at June 30, 2025	1,626	$163	$23,642	$738	$(311)	191	$(6,024)	$18,208	$11,788	$29,996

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at March 31, 2024	1,622	$162	$24,488	$(1,586)	$(274)	186	$(5,817)	$16,973	$11,132	$28,105
Exercised and issued stock-based awards	2	—	31	—	—	—	(11)	20	—	20
Stock-based compensation, including the tender of shares	—	—	18	—	—	—	(7)	11	(2)	9
Dividends	—	—	(216)	—	—	—	—	(216)	(512)	(728)
Net income attributable to common stockholders	—	—	—	616	—	—	—	616	—	616
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	664	664
Balance at June 30, 2024	1,624	$162	$24,321	$(970)	$(274)	186	$(5,835)	$17,404	$11,282	$28,686

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (continued)
SIX MONTHS ENDED JUNE 30

	Stockholders’ Equity
	Common Stock			(Accum-ulated Deficit) Retained Earnings	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2024	1,624	$162	$23,797	$(170)	$(314)	187	$(5,894)	$17,581	$11,197	$28,778
Exercised and issued stock-based awards	2	1	1	—	—	—	—	2	—	2
Stock-based compensation, including the tender of shares	—	—	60	—	—	1	(23)	37	—	37
Treasury stock purchases	—	—	—	—	—	3	(107)	(107)	—	(107)
Dividends	—	—	(216)	(216)	—	—	—	(432)	(625)	(1,057)
Net income attributable to common stockholders	—	—	—	1,124	—	—	—	1,124	—	1,124
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,216	1,216
Other comprehensive income	—	—	—	—	3	—	—	3	—	3
Balance at June 30, 2025	1,626	$163	$23,642	$738	$(311)	191	$(6,024)	$18,208	$11,788	$29,996

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2023	1,619	$162	$24,637	$(2,059)	$(274)	184	$(5,773)	$16,693	$10,617	$27,310
Exercised and issued stock-based awards	5	—	53	—	—	1	(28)	25	—	25
Stock-based compensation, including the tender of shares	—	—	64	—	—	1	(34)	30	(3)	27
Dividends	—	—	(433)	—	—	—	—	(433)	(685)	(1,118)
Net income attributable to common stockholders	—	—	—	1,089	—	—	—	1,089	—	1,089
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,353	1,353
Balance at June 30, 2024	1,624	$162	$24,321	$(970)	$(274)	186	$(5,835)	$17,404	$11,282	$28,686

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the six-month period ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Dollar amounts in tables are stated in millions, except per share amounts.

Subsequent Events. FCX evaluated events after June 30, 2025, and through the date the consolidated financial statements were issued and determined any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$1,547	$1,280	$2,340	$2,442
Net income attributable to noncontrolling interests	(775)	(664)	(1,216)	(1,353)
Undistributed dividends and earnings allocated to participating securities	(6)	(6)	(6)	(6)
Net income attributable to common stockholders	$766	$610	$1,118	$1,083

Basic weighted-average shares of common stock outstanding	1,437	1,438	1,438	1,437
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units	6	7	6	8
Diluted weighted-average shares of common stock outstanding	1,443	1,445	1,444	1,445

Net income per share attributable to common stockholders:
Basic	$0.53	$0.42	$0.78	$0.75
Diluted	$0.53	$0.42	$0.77	$0.75

Shares associated with outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. There were no shares of common stock associated with outstanding stock options excluded in any of the periods shown above.

NOTE 3. INCOME TAXES

Geographic sources of FCX’s benefit (provision) for income taxes follow:

	Six Months Ended
	June 30,
	2025	2024
U.S.	$2	$(4)
International	(1,352)	(1,262)
Total	$(1,350)	$(1,266)

FCX’s consolidated effective income tax rate is a function of the various rates in the jurisdictions where it operates and was 37% for the first six months of 2025 and 34% for the first six months of 2024. The provision for income taxes for the first six months of 2024 included net benefits of $182 million related to closure of PT Freeport Indonesia’s (PTFI) 2021 corporate income tax audit and resolution of the framework for disputed tax matters.

During the first six months of 2025 and 2024, FCX’s U.S. operations generated net losses that would not result in a realized tax benefit; accordingly, applicable accounting rules required FCX to adjust its estimated annual effective tax rate to exclude the impact of U.S. net losses.

On July 4, 2025, the President signed into law the One Big Beautiful Bill Act (OB3 Act), which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain provisions of the Tax Cuts & Jobs Act of 2017. FCX is analyzing the OB3 Act, but does not expect it to have a material impact on its 2025 financial results.

NOTE 4. DEBT AND EQUITY

The components of debt follow:

	June 30, 2025	December 31, 2024
PTFI revolving credit facility	$250	$250
Senior notes and debentures:
Issued by FCX	5,284	5,281
Issued by PTFI	2,984	2,983
Issued by Freeport Minerals Corporation	352	353
Atlantic Copper[a]	358	57
Other	23	24
Total debt	9,251	8,948
Less current portion of debt	(338)	(41)
Long-term debt	$8,913	$8,907
a.Includes short-term lines of credit used for working capital requirements, with interest rates primarily based on the Secured Overnight Financing Rate plus a spread.

Revolving Credit Facilities. FCX and PTFI have a $3.0 billion, unsecured revolving credit facility that matures in October 2027. Under the terms of the revolving credit facility, FCX may obtain loans and issue letters of credit in an aggregate amount of up to $3.0 billion, with a $1.5 billion sublimit on the issuance of letters of credit and a $500 million limit on PTFI’s borrowing capacity. At June 30, 2025, there were no borrowings and $5 million in letters of credit issued under FCX’s revolving credit facility.

At June 30, 2025, PTFI had $250 million in borrowings outstanding under its $1.75 billion unsecured revolving credit facility that matures in November 2028, and Cerro Verde had no borrowings outstanding under its $350 million unsecured revolving credit facility that matures in May 2027.
At June 30, 2025, FCX, PTFI and Cerro Verde were in compliance with each of their respective credit facility’s covenants.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $181 million in both second-quarter 2025 and 2024, $355 million for the first six months of 2025 and $356 million for the first six months of 2024.

Capitalized interest, which primarily related to FCX’s mining operations’ capital projects, including construction and development of PTFI’s new smelter and precious metals refinery (collectively, PTFI’s downstream processing facilities), totaled $99 million in second-quarter 2025, $93 million in second-quarter 2024, $203 million for the first six months of 2025 and $179 million for the first six months of 2024.

Share Repurchase Program and Dividends. During the first six months of 2025, FCX acquired 2.9 million shares of its common stock for a total cost of $107 million ($36.41 average cost per share). As of July 31, 2025, FCX has acquired a total of 52 million shares ($38.51 average cost per share) and has $3.0 billion available under its current share repurchase program.

On June 25, 2025, FCX’s Board of Directors (Board) declared cash dividends totaling $0.15 per share on its common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on August 1, 2025, to common shareholders of record as of July 15, 2025.

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

Derivatives Designated as Hedging Instruments - Fair Value Hedges.
Copper Futures and Swap Contracts. Some of FCX’s North America copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the six-month periods ended June 30, 2025 and 2024. At June 30, 2025, FCX held copper futures and swap contracts that qualified for hedge accounting for 109 million pounds at an average contract price of $4.75 per pound, with maturities through March 2027.

Summary of (Losses) Gains. A summary of realized and unrealized (losses) gains recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$(14)	$1	$67	$10
Hedged item – firm sales commitments	14	(1)	(67)	(10)

Realized gains:
Matured derivative financial instruments	10	28	30	29

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

FCX records revenues and invoices customers at the time of shipment based on then-current LME copper settlement price and the London gold price as specified in the contracts, which results in an embedded derivative (i.e., a pricing mechanism that is finalized after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrate, cathode or anode slimes at the then-current LME copper settlement or London gold prices. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host contract in its concentrate, cathode and anode slime sales agreements because these contracts do not allow for net settlement and always result in physical delivery. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through earnings each period, using the period-end LME copper forward price and the adjusted London gold price, until the date of final pricing. Similarly, FCX purchases copper under contracts that provide for provisional pricing. Mark-to-market price fluctuations from these embedded derivatives are recorded through the settlement date and are reflected in revenues for sales contracts and in inventory for purchase contracts.

A summary of FCX’s embedded derivatives at June 30, 2025, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	440	$4.34	$4.49	December 2025
Gold (thousands of ounces)	81	3,334	3,297	August 2025
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	107	4.36	4.49	October 2025

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At June 30, 2025, Atlantic Copper held net copper forward sales contracts for 53 million pounds at an average contract price of $4.47 per pound, with maturities through August 2025.

Summary of Gains (Losses). A summary of realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Embedded derivatives in provisional sales contracts:[a]
Copper	$34	$181	$150	$247
Gold and other metals	22	45	60	89
Copper forward contracts[b]	(2)	(17)	(40)	(26)
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Credit Risk. FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of June 30, 2025, the maximum amount of credit exposure associated with derivative transactions was $107 million.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents. The following table provides a reconciliation of total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows:

	June 30, 2025		December 31, 2024
Balance sheet components:
Cash and cash equivalents	$4,490		$3,923
Restricted cash and cash equivalents, current	230	[a]	888	[b]
Restricted cash and cash equivalents, long-term - included in other assets	104		100
Total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,824		$4,911
a.Reflects cash designated for talc-related litigation in accordance with a legal settlement. Refer to Note 7 for further discussion.
b.Included $0.7 billion associated with a portion of PTFI’s export proceeds required to be temporarily deposited in Indonesia banks for 90 days in accordance with a previous Indonesia regulation.

NOTE 6. FAIR VALUE MEASUREMENT

Fair value accounting guidance includes a hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). FCX does not have any significant Level 3 assets or liabilities.

FCX’s financial instruments are recorded on the consolidated balance sheets at fair value except for debt. A summary of the carrying amount and fair value of FCX’s financial instruments (including those measured at net asset value (NAV) as a practical expedient), other than cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, accrued income taxes and dividends payable (refer to Note 5), follows:

	At June 30, 2025
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$28	$28	$28	$—	$—	$—
Equity securities	21	21	—	21	—	—
Total	49	49	28	21	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	69	69	69	—	—	—
Government mortgage-backed securities	57	57	—	—	57	—
Corporate bonds	35	35	—	—	35	—
Government bonds and notes	25	25	—	—	25	—
Money market funds	22	22	—	22	—	—
Asset-backed securities	16	16	—	—	16	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	225	225	69	22	134	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	66	66	—	—	66	—
Copper futures and swap contracts	41	41	—	27	14	—

Total	107	107	—	27	80	—

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	19	19	—	—	19	—
Copper futures and swap contracts	2	2	—	—	2	—
Copper forward contracts	1	1	—	1	—	—

Total	22	22	—	1	21	—

Debt[d]	9,251	9,249	—	—	9,249	—

	At December 31, 2024
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$27	$27	$27	$—	$—	$—
Equity securities	9	9	—	9	—	—
Total	36	36	27	9	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	66	66	66	—	—	—
Government mortgage-backed securities	54	54	—	—	54	—
Government bonds and notes	34	34	—	—	34	—
Corporate bonds	31	31	—	—	31	—
Money market funds	19	19	—	19	—	—
Asset-backed securities	12	12	—	—	12	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	217	217	66	19	132	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	10	10	—	—	10	—
Copper forward contracts	10	10	—	4	6	—
Total	20	20	—	4	16	—

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	60	60	—	—	60	—
Copper futures and swap contracts	28	28	—	17	11	—
Copper forward contracts	1	1	—	1	—	—
Total	89	89	—	18	71	—

Debt[d]	8,948	8,807	—	—	8,807	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes restricted cash and cash equivalents (which approximated fair value), primarily associated with talc-related litigation at June 30, 2025, and PTFI’s export proceeds at December 31, 2024. Refer to Note 5.
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

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales are valued using quoted monthly LME copper forward prices and the adjusted London gold prices at each reporting date based on the month of maturity (refer to Note 5 for further discussion); however, FCX’s contracts themselves are not traded on an exchange. As a result, these derivatives are classified within Level 2 of the fair value hierarchy.

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

The techniques described above may produce a fair value that may not be indicative of NRV or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at June 30, 2025, as compared with those techniques used at December 31, 2024.

NOTE 7. CONTINGENCIES AND COMMITMENTS

Environmental

Refer to Note 10 of FCX’s 2024 Form 10-K for further discussion of FCX’s environmental obligations.

Historical Smelter Sites. In July 2025, the New Jersey Department of Environmental Protection accepted FCX’s proposal for alternative remediation standards for sediment remediation in Arthur Kill, the water body adjacent to the former Carteret smelter site. During third-quarter 2025, FCX will work to develop remedial alternatives to establish a workplan and associated cost estimates, which are expected to result in an adjustment to the related environmental obligation.

Litigation
There were no significant updates to previously reported legal proceedings included in Note 10 of FCX’s 2024 Form 10-K, other than the matter discussed below.

Asbestos and Talc Claims. The claimants in both the Imerys Talc America (Imerys) and Cyprus Mines Corporation (Cyprus Mines) bankruptcy cases previously approved a global settlement, which remains subject to bankruptcy court approvals in both cases. During second-quarter 2025, Imerys agreed to carve out a foreign subsidiary from the bankruptcy cases and the parties agreed to an amended plan to set up a separate sub-trust for foreign claimants. In accordance with the global settlement, as recently amended, Cyprus Amax Minerals Company (CAMC), an indirect wholly owned subsidiary of FCX and Cyprus Mines’ parent company, agreed to contribute $199 million in the aggregate over seven years to a proposed claimant trust, which includes $4 million for a sub-trust for potential foreign claimants that was added in second-quarter 2025. There can be no assurance that the amended plan will be approved by the bankruptcy court.

In addition, in 2024, Cyprus Mines and Imerys entered into a settlement agreement with Johnson & Johnson (J&J), which became effective in February 2025. In accordance with the settlement agreement, (i) all indemnity claims against J&J were released, and Imerys and Cyprus Mines waived claims against insurers that could lead to the insurers asserting claims against J&J; and (ii) J&J agreed to pay $505 million to Imerys and Cyprus Mines (shared 50/50 between the two parties). In accordance with the settlement, Cyprus Mines received cash of $229 million during the first six months of 2025, with the remaining $24 million to be received by December 31, 2025.

At June 30, 2025, FCX had a total litigation reserve of $452 million associated with the global settlement, including $253 million associated with the J&J settlement.

Indonesia Regulatory Matters
Refer to Notes 10, 11 and 12 of FCX’s 2024 Form 10-K for further discussion of Indonesia regulatory matters.

Concentrate Exports. On March 17, 2025, the Indonesia government granted PTFI a copper concentrate export license through September 16, 2025, for 1.4 million metric tons of copper concentrate, and PTFI re-commenced exports of copper concentrate. Pursuant to current regulations, PTFI is required to pay a 7.5% export duty on copper concentrate exports.

Export Proceeds. Effective March 1, 2025, the Indonesia government implemented a new regulation for export proceeds that requires 100% of export proceeds to be deposited in Indonesia banks for 12 months. The regulation allows the use of funds for ongoing business requirements, including dividends to shareholders, payment of taxes and other obligations to the Indonesia government, payment for materials or capital expenditures that are not available domestically and repayment of loans. Because PTFI has the ability to utilize its export proceeds to fund business requirements, these deposits are classified as cash and cash equivalents.

Smelter Assurance. In March 2025, assurance bonds and funds required to be held in escrow to support commitment for smelter development were released following approval from the Indonesia government that PTFI’s smelter development obligation had been met.

Administrative Fine. In March 2025, PTFI paid $59 million for an administrative fine that was previously assessed by the Indonesia government for delays in smelter development. The fine was fully accrued at year-end 2024.

Long-Term Mining Rights. Pursuant to regulations issued during 2024, PTFI is eligible to apply for an extension of its mining rights beyond 2041, provided certain conditions are met, including ownership of integrated downstream facilities that have entered the operational stage; domestic ownership of at least 51% and agreement with a state-owned enterprise for an additional 10% ownership; and commitments for additional exploration and increases in refining capacity, each as approved by the Ministry of Energy and Mineral Resources. Application for extension may be submitted at any time up to one year prior to the expiration of PTFI’s special mining business license (IUPK). PTFI expects to apply for an extension during 2025, pending agreement with PT Mineral Industri Indonesia (MIND ID) on a purchase and sale agreement for the transfer of an additional 10% interest in PTFI to MIND ID beginning in 2041.

NOTE 8. BUSINESS SEGMENTS

FCX has organized its mining operations into four primary divisions – U.S. copper mines, South America operations, Indonesia operations and Molybdenum mines, and operating segments that meet certain thresholds are reportable segments, including the Cerro Verde copper mine, Indonesia operations (including the Grasberg minerals district and PTFI’s downstream processing facilities), and U.S. Rod & Refining operations. FCX has also separately disclosed the Morenci copper mine and Atlantic Copper Smelting & Refining segments in the following tables.

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

Product Revenues. FCX’s revenues attributable to the products it sold for the second quarters and for the first six months of 2025 and 2024 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Copper:
Cathode	$2,173	$2,273	$4,198	$4,232
Concentrate	2,023	1,596	3,409	3,416
Rod and other refined copper products	969	974	1,929	1,927
Purchased copper[a]	173	262	471	408
Gold	1,833	935	2,308	2,103
Molybdenum	479	472	921	889
Silver and other	173	144	312	297
Adjustments to revenues:
PTFI export duties[b]	(146)	(75)	(202)	(231)
Royalty expense[c]	(135)	(93)	(203)	(213)
Treatment charges	(16)	(90)	(43)	(219)
Revenues from contracts with customers	7,526	6,398	13,100	12,609
Embedded derivatives[d]	56	226	210	336
Total consolidated revenues	$7,582	$6,624	$13,310	$12,945
a.FCX purchases copper cathode primarily for processing by its U.S. Rod & Refining operations.
b.Reflects an export duty of 7.5% on copper concentrate exports.
c.Reflects royalties on sales from PTFI and Cerro Verde that will vary with the volume of metal sold and prices.
d.Refer to Note 5 for discussion of embedded derivatives related to FCX’s provisionally priced copper concentrate and cathode sales contracts.

Financial Information by Business Segment

												Atlantic	Corporate,
	U.S. Copper Mines			South America Operations							U.S.	Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Operations		Mines	Refining	& Refining	nations		Total
Three Months Ended June 30, 2025
Revenues:
Unaffiliated customers	$63	$64	$127	$836		$183	$1,019	$3,419		$—	$1,692	$815	$510	[a]	$7,582
Intersegment	559	1,028	1,587	193		49	242	(2)	[b]	180	9	3	(2,019)		—
Production and delivery	435	779	1,214	590		178	768	1,124		128	1,693	791	(1,436)		4,282
Depreciation, depletion and amortization (DD&A)	46	72	118	94		19	113	389		26	1	7	14		668
Selling, general and administrative expenses	1	—	1	1		1	2	35		—	—	7	82		127
Exploration and research expenses	8	5	13	4		—	4	1		1	—	—	27		46
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	27		27
Operating income (loss)	132	236	368	340		34	374	1,868		25	7	13	(223)		2,432
Interest expense, net	—	1	1	4		—	4	16		—	—	7	54		82
Other (expense) income, net	(1)	1	—	20		2	22	15		(1)	(1)	(14)	20		41
Provision for income taxes	—	—	—	139		12	151	677		—	—	2	20		850
Equity in affiliated companies’ net earnings	—	—	—	—		—	—	6		—	—	—	—		6
Net income attributable to noncontrolling interests	—	—	—	105		4	109	648		—	—	—	18		775
Net income attributable to common stockholders															$772

Total assets at June 30, 2025	3,337	7,253	10,590	8,385		2,091	10,476	27,781		2,027	432	1,508	3,678		56,492
Capital expenditures	70	203	273	78		14	92	740		27	26	45	58		1,261

Three Months Ended June 30, 2024
Revenues:
Unaffiliated customers	$13	$10	$23	$1,075		$254	$1,329	$2,185		$—	$1,693	$898	$496	[a]	$6,624
Intersegment	587	926	1,513	182		—	182	83		138	11	2	(1,929)		—
Production and delivery	438	713	1,151	679	[c]	181	860	672		134	1,692	859	(1,493)		3,875
DD&A	45	61	106	97		17	114	248		16	1	7	17		509
Selling, general and administrative expenses	1	—	1	2		—	2	30		—	—	6	84		123
Exploration and research expenses	5	9	14	3		2	5	4		—	—	—	17		40
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	28		28
Operating income (loss)	111	153	264	476		54	530	1,314		(12)	11	28	(86)		2,049
Interest expense, net	—	1	1	5		—	5	6		—	—	8	68		88
Other income, net	—	1	1	5		—	5	30		—	—	2	31		69
Provision for income taxes	—	—	—	191		23	214	490		—	—	1	49		754
Equity in affiliated companies’ net earnings	—	—	—	—		—	—	3		—	—	—	1		4
Net income attributable to noncontrolling interests	—	—	—	142		22	164	463		—	—	—	37		664
Net income attributable to common stockholders															$616

Total assets at June 30, 2024	3,182	6,508	9,690	8,368		1,988	10,356	26,501		1,915	273	1,410	4,490		54,635
Capital expenditures	47	196	243	67		23	90	648		36	11	37	51		1,116

Financial Information by Business Segment (continued)

												Atlantic	Corporate,
	U.S. Copper Mines			South America Operations							U.S.	Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Operations		Mines	Refining	& Refining	nations		Total
Six Months Ended June 30, 2025
Revenues:
Unaffiliated customers	$146	$172	$318	$1,753		$395	$2,148	$4,983		$—	$3,316	$1,567	$978	[a]	$13,310
Intersegment	1,053	1,973	3,026	367		122	489	4		357	17	6	(3,899)		—
Production and delivery	854	1,572	2,426	1,177		379	1,556	1,702		250	3,315	1,525	(2,736)	[d]	8,038
DD&A	96	146	242	185		39	224	575		52	2	14	25		1,134
Selling, general and administrative expenses	1	1	2	3		1	4	62		—	—	16	197		281
Exploration and research expenses	14	11	25	6		2	8	3		1	—	—	48		85
Environmental obligations and shutdown costs	(7)	—	(7)	—		—	—	—		—	—	—	44		37
Operating income (loss)	241	415	656	749		96	845	2,645		54	16	18	(499)		3,735
Interest expense, net	—	1	1	8		—	8	25		—	—	18	100		152
Other (expense) income, net	(2)	4	2	52		1	53	31		(1)	(1)	(19)	34		99
Provision for income taxes	—	—	—	310		34	344	965		—	—	12	29		1,350
Equity in affiliated companies’ net earnings (losses)	—	—	—	—		—	—	9		—	—	—	(1)		8
Net income attributable to noncontrolling interests	—	—	—	231		21	252	923		—	—	—	41		1,216
Net income attributable to common stockholders															$1,124

Capital expenditures	129	399	528	152		25	177	1,444		46	43	88	107		2,433

Six Months Ended June 30, 2024
Revenues:
Unaffiliated customers	$50	$50	$100	$1,901		$462	$2,363	$4,833		$—	$3,182	$1,571	$896	[a]	$12,945
Intersegment	1,127	1,811	2,938	284		—	284	260		283	21	2	(3,788)		—
Production and delivery	897	1,478	2,375	1,282	[c]	351	1,633	1,533		253	3,179	1,509	(2,763)	[e]	7,719
DD&A	93	125	218	189		33	222	583		32	2	14	33		1,104
Selling, general and administrative expenses	1	1	2	4		—	4	61		—	—	15	185		267
Exploration and research expenses	9	17	26	6		3	9	6		—	—	—	36		77
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	95		95
Operating income (loss)	177	240	417	704		75	779	2,910		(2)	22	35	(478)		3,683
Interest expense, net	—	1	1	10		—	10	7		—	—	18	141		177
Other (expense) income, net	—	(1)	(1)	16		13	29	68		—	—	8	94		198
Provision for (benefit from) income taxes	—	—	—	282		35	317	899	[f]	—	—	(12)	62		1,266
Equity in affiliated companies’ net earnings	—	—	—	—		—	—	1		—	—	—	3		4
Net income attributable to noncontrolling interests	—	—	—	218		36	254	1,063	[f]	—	—	—	36		1,353
Net income attributable to common stockholders															$1,089

Capital expenditures	91	389	480	127		45	172	1,490		63	16	60	89		2,370

Financial Information by Business Segment (continued)
a.Includes revenues from the molybdenum sales company, which includes sales of molybdenum produced by FCX’s primary molybdenum mines and by certain of the U.S. copper mines and the Cerro Verde mine.
b.Represents a volume adjustment on concentrate shipped to Atlantic Copper in a prior period.
c.Includes nonrecurring labor-related charges totaling $65 million at Cerro Verde associated with a new collective labor agreement.
d.Includes charges totaling $73 million associated with maintenance turnaround costs at the Miami smelter.
e.Includes oil and gas charges totaling $105 million primarily associated with assumed abandonment obligations (and related adjustments) resulting from bankruptcies of other companies.
f.Includes a net benefit to income taxes totaling $182 million associated with the closure of PTFI’s 2021 corporate income tax audit and resolution of the framework for disputed tax matters. FCX's economic and ownership interest in PTFI is 48.76% except for net income associated with the settlement of these historical tax matters, which was attributed based on the economics prior to January 1, 2023 (i.e., approximately 81% to FCX and 19% to MIND ID). Refer to Note 2 of FCX’s 2024 Form 10-K for further discussion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of June 30, 2025, the related consolidated statements of income, comprehensive income, and equity for the three- and six-month periods ended June 30, 2025 and 2024, the related consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 8, 2025

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

We are committed to producing metals safely, efficiently and responsibly, while striving to improve efficiencies and leverage new technologies to drive better performance and grow production more quickly with lower capital intensity. We believe we are well positioned for the future, both domestically and internationally, with large-scale production of copper, gold and molybdenum, a highly qualified and experienced team, a portfolio of attractive organic growth opportunities and a strong balance sheet and financial position.

We achieved a major milestone during the second quarter with the startup of PT Freeport Indonesia’s (PTFI) new large-scale copper smelter in Eastern Java, Indonesia, slightly ahead of schedule following the October 2024 fire incident. Start-up activities are ongoing and production of the first copper anode and cathode was achieved in late July 2025. Once the full ramp-up of the new smelter and precious metals refinery (PMR) (collectively, PTFI’s downstream processing facilities) is achieved, PTFI will be a fully integrated producer of refined copper and gold.

We continue to incorporate new applications, technologies and data analytics into our leaching processes, and are applying operational enhancements on a larger scale and testing innovations. We are targeting an annual run rate of 300 million pounds of copper by the end of 2025 from these initiatives and believe we have the potential for further significant increases in recoverable metal beyond the current target run rate. Continued success with these initiatives would be expected to contribute to favorable adjustments in recoverable copper in leach stockpiles and favorably impact average unit net cash costs.

We are continuing to monitor developments on U.S. trade policy, including tariffs, and its impacts on our business, cost structure and supply chains, and efforts continue to be under way to evaluate alternative sourcing options to mitigate potential impacts. Refer to “Operations” for further discussion.

Net income attributable to common stockholders totaled $772 million in second-quarter 2025, $616 million in second-quarter 2024 and $1.1 billion for each of the first six months of 2025 and 2024. Refer to “Consolidated Results” for further discussion. Additionally, as discussed in “Markets,” the 2025 periods have benefited from more favorable pricing for our U.S. copper sales and global gold sales. Following the President’s proclamation on July 30, 2025, imposing a 50% tariff on U.S. imports of semi-finished copper products and copper-intensive derivative products effective August 1, 2025, copper prices on the Commodity Exchange Inc. (COMEX) declined and are now similar to London Metal Exchange (LME) copper prices, consistent with long-term historical trends.

At June 30, 2025, we had consolidated debt of $9.3 billion and consolidated cash and cash equivalents of $4.5 billion. Net debt totaled $1.5 billion, excluding $3.2 billion of debt for PTFI’s downstream processing facilities. Refer to “Net Debt” for a reconciliation of consolidated debt and consolidated cash and cash equivalents to net debt.

At June 30, 2025, we had $3.0 billion of availability under our revolving credit facility, and PTFI and Cerro Verde had $1.5 billion and $350 million, respectively, of availability under their revolving credit facilities.

During the first six months of 2025, we acquired 2.9 million shares of our common stock for a total cost of $107 million ($36.41 average cost per share).

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

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2025:

Copper (millions of recoverable pounds):
U.S. copper mines	1,331
South America operations	1,075
Indonesia operations	1,542
Total	3,948

Gold (millions of recoverable ounces)	1.3

Molybdenum (millions of recoverable pounds)	82	[a]

a.Includes 46 million pounds produced by our U.S. copper mines and Cerro Verde mine and 36 million pounds produced by our primary molybdenum mines.

Consolidated sales volumes in third-quarter 2025 are expected to approximate 1.0 billion pounds of copper, 350 thousand ounces of gold and 18 million pounds of molybdenum.

Projected sales volumes are dependent on operational performance; the ramp-up of PTFI’s downstream processing facilities; weather-related conditions; timing of shipments and other factors detailed in the “Cautionary Statement” below. For other important factors that could cause results to differ materially from projections, refer to “Risk Factors” contained in Part I, Item 1A. of our 2024 Form 10-K.

Consolidated Unit Net Cash Costs
Excluding potential tariff impacts, which continue to be assessed (refer to “Operations”), consolidated unit net cash costs (net of by-product credits) for our copper mines are expected to average $1.55 per pound of copper for the year 2025 (including $1.59 per pound of copper in third-quarter 2025), based on achievement of current sales volume and cost estimates, and assuming average prices of $3,300 per ounce of gold and $22.00 per pound of molybdenum for the second half of 2025. Quarterly unit net cash costs vary with fluctuations in sales volumes, including the ratio of copper and gold sales within a period, and realized prices, primarily for gold and molybdenum. The impact of price changes on consolidated unit net cash costs for the second half of 2025 would approximate $0.02 per pound of copper for each $100 per ounce change in the average price of gold and $0.01 per pound of copper for each $2 per pound change in the average price of molybdenum.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Excluding potential tariff impacts, which continue to be assessed (refer to “Operations”), consolidated operating cash flows are estimated to approximate $7.0 billion for the year 2025 based on current sales volume and cost estimates, and assuming prices of $4.40 per pound of copper, $3,300 per ounce of gold and $22.00 per pound of molybdenum for the second half of 2025. Estimated consolidated operating cash flows for the year 2025 also reflect a projected income tax provision of $2.8 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2025). The impact of price changes on consolidated operating cash flows for the second half of 2025 are estimated to approximate $210 million for each $0.10 per pound change in the average price of copper, $70 million for each $100 per ounce change in the average price of gold and $55 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Following is a summary of expected capital expenditures for the year 2025 (in billions):

Major projects	$2.7	[a]
PTFI’s downstream processing facilities	0.6	[b]
Sustaining capital and other	1.6
Total	$4.9
a.Includes $1.1 billion for planned projects, primarily associated with underground mine development, supporting mill and power capital costs and a portion of spending on a new gas-fired combined cycle facility in the Grasberg minerals district, and potential U.S. expansion projects, and $1.6 billion for discretionary growth projects, primarily in the Grasberg minerals district for the continued development of Kucing Liar and at the Bagdad mine for tailings infrastructure.
b.Excludes capitalized interest, owner’s costs and commissioning. Capital expenditures for PTFI’s downstream processing facilities are expected to be funded with PTFI’s cash flows from operations.

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

Copper Prices

Through June 30, 2025

1,500
1,200
900
600
300
-
000s of metric tons
$5.50
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
Exchange Stocks
COMEX Copper Prices
LME Copper Prices

This graph presents LME and COMEX copper settlement prices and the combined reported stocks of copper at the LME, COMEX and the Shanghai Futures Exchange from January 2015 through June 2025. LME and COMEX copper prices are market-driven and subject to change based on current and future tariff rates, additional changes in trade policies, domestic inventory levels, supply and demand, and other factors.

Copper priced on the LME and COMEX exchanges have historically traded in a narrow range with no material differential. Following U.S. trade policy announcements earlier in 2025, including proposed tariff announcements, the two benchmark prices began to differ and the spread significantly widened during July 2025. On July 30, 2025, the President imposed a 50% tariff on certain categories of copper imports, effective August 1, 2025, following the Section 232 investigation on copper (refer to “Operations” for further discussion). The President’s proclamation provides that the 50% tariff applies to imports of semi-finished copper products and copper-intensive derivative products. With respect to copper import materials, the President will determine by June 30, 2026, whether a tariff on refined copper, such as copper cathodes, of 15% starting in January 2027 and 30% starting in January 2028 is warranted. Following the proclamation, COMEX copper prices declined and are now similar to LME copper prices, consistent with long-term historical trends.

Copper sales from our South America and Indonesia operations are generally based on quoted LME monthly average copper settlement prices. During second-quarter 2025, LME copper settlement prices averaged $4.32 per pound (ranging from a low of $3.87 per pound to a high of $4.59 per pound) and closed at $4.55 per pound on June 30, 2025. During July 2025, LME copper settlement prices averaged $4.44 per pound and closed at $4.36 per pound on July 31, 2025.

Copper sales from our U.S. copper mines are generally based on prevailing COMEX monthly average copper settlement prices. During second-quarter 2025 COMEX copper settlement prices averaged $4.72 per pound

(ranging from a low of $4.13 per pound to a high of $5.07 per pound) and closed at $5.03 per pound on June 30, 2025. During July 2025, COMEX copper settlement prices averaged $5.45 per pound and closed at $4.33 per pound on July 31, 2025.

We believe fundamentals for copper are favorable with growing demand supported by copper’s critical role in the global transition to renewable power, electric vehicles and other carbon-reduction initiatives, continued urbanization in developing countries, data centers and artificial intelligence developments and growing connectivity globally.

London Gold Prices

Through June 30, 2025

$3,500
$3,250
$3,000
$2,750
$2,500
$2,250
$2,000
$1,750
$1,500
$1,250
$1,000
Dollars per ounce
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025

This graph presents London PM gold prices from January 2015 through June 2025. During second-quarter 2025, London PM gold prices averaged $3,280 per ounce (ranging from a low of $3,015 per ounce to an all-time high of $3,435 per ounce) and closed at $3,287 per ounce on June 30, 2025. The prospect of interest rate reductions, geopolitical tensions and strong demand from central banks around the world continue to drive gold prices to record highs. The London PM gold price closed at $3,299 per ounce on July 31, 2025.

Platts Metals Daily Molybdenum Dealer Oxide Prices

Through June 30, 2025

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025

This graph presents the Platts Metals Daily Molybdenum Dealer Oxide weekly average prices from January 2015 through June 2025. During second-quarter 2025, the weekly average prices for molybdenum averaged $20.66 per pound (ranging from a low of $19.71 per pound to a high of $21.93 per pound) and closed at $21.83 per pound on June 30, 2025. Overall global demand for molybdenum is driven by energy, power generation, aerospace, defense and construction sectors. We believe fundamentals for molybdenum are positive with favorable demand drivers and limited supply. The Platts Metals Daily Molybdenum Dealer Oxide weekly average price closed at $23.25 per pound on July 31, 2025.

CONSOLIDATED RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$7,582		$6,624		$13,310		$12,945
Operating income[a,c]	$2,432		$2,049		$3,735		$3,683
Net income attributable to common stock[b,c]	$772	[d]	$616	[e]	$1,124	[d]	$1,089	[e]
Diluted net income per share of common stock[b,c]	$0.53		$0.42		$0.77		$0.75
Diluted weighted-average shares of common stock outstanding	1,443		1,445		1,444		1,445

Operating cash flows[f]	$2,195		$1,956		$3,253		$3,852
Capital expenditures	$1,261		$1,116		$2,433		$2,370
At June 30:
Cash and cash equivalents	$4,490		$5,273		$4,490		$5,273
Total debt, including current portion	$9,251		$9,426		$9,251		$9,426

a.Refer to Note 8 for a summary of revenues and operating income by operating division.
b.Includes (unfavorable) favorable adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $(35) million ($(10) million to net income attributable to common stock or $(0.01) per share) in second-quarter 2025, $166 million ($56 million to net income attributable to common stock or $0.04 per share) in second-quarter 2024, $63 million ($21 million to net income attributable to common stock or $0.01 per share) for the first six months of 2025 and $28 million

($9 million to net income attributable to common stock or $0.01 per share) for the first six months of 2024. Refer to Note 5 for further discussion.
c.We defer recognizing profits on intercompany sales until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to operating income totaling $34 million ($9 million to net income attributable to common stock or $0.01 per share) in second-quarter 2025, $137 million ($41 million to net income attributable to common stock or $0.03 per share) in second-quarter 2024, $148 million ($44 million to net income attributable to common stock or $0.03 per share) for the first six months of 2025 and $120 million ($36 million to net income attributable to common stock or $0.02 per share) for the first six months of 2024. Refer to “Operations – Smelting and Refining.”
d.Includes net charges totaling $18 million in second-quarter 2025 and $24 million for the first six months of 2025, primarily associated with charges at PTFI for asset impairment and remediation costs related to the October 2024 fire incident at its new smelter that were not offset by recovery under its construction insurance program, oil and gas impairments and adjustments to environmental obligations and litigation reserves. The first six months of 2025 also include charges for previously capitalized costs associated with construction of PTFI’s downstream processing facilities, partly offset by an adjustment to PTFI’s asset retirement obligations.
e.Includes net charges totaling $51 million in second-quarter 2024 and $52 million for the first six months of 2024, primarily associated with adjustments to environmental obligations and litigation reserves, nonrecurring labor-related charges at Cerro Verde associated with a new collective labor agreement (CLA), charges for previously capitalized costs associated with construction of PTFI’s downstream processing facilities and metals inventory adjustments and write-offs. The first six months of 2024 also included charges associated with assumed oil and gas abandonment obligations resulting from bankruptcies of other companies, offset by international tax credits.
f.Working capital and other (uses) sources totaled $(45) million in second-quarter 2025, $73 million in second-quarter 2024, $(342) million for the first six months of 2025 and $(24) million for the first six months of 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	963	1,037	1,831	2,122
Sales, excluding purchases	1,016	931	1,888	2,039
Average realized price per pound	$4.54	$4.48	$4.48	$4.25
Site production and delivery costs per pound[a]	$2.71	$2.56	$2.65	$2.43
Unit net cash costs per pound[a]	$1.13	$1.73	$1.56	$1.61
Gold (thousands of recoverable ounces)
Production	317	443	604	992
Sales, excluding purchases	522	361	650	929
Average realized price per ounce	$3,291	$2,299	$3,260	$2,236
Molybdenum (millions of recoverable pounds)
Production	22	20	45	38
Sales, excluding purchases	22	21	42	41
Average realized price per pound	$21.10	$21.72	$21.37	$21.06

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

Revenues
Consolidated revenues totaled $7.6 billion in second-quarter 2025, $6.6 billion in second-quarter 2024, $13.3 billion for the first six months of 2025 and $12.9 billion for the first six months of 2024. Revenues from our mining operations and processing facilities primarily include the sale of copper cathode, copper in concentrate, copper rod, gold in concentrate and anode slimes, gold bars and molybdenum. Refer to Note 8 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended June 30	Six Months Ended June 30

Consolidated revenues – 2024 period	$6,624	$12,945
Higher (lower) sales volumes:
Copper	379	(642)
Gold	373	(624)
Molybdenum	24	12
Higher (lower) average realized prices:
Copper	61	434
Gold	517	665
Molybdenum	(14)	13
Adjustments for prior period provisionally priced copper sales	(201)	35
(Lower) higher Atlantic Copper revenues	(82)	—
(Lower) higher revenues from purchased copper	(89)	63
Lower treatment charges	74	176
(Higher) lower royalties and export duties	(113)	39
Other, including intercompany eliminations	29	194
Consolidated revenues – 2025 period	$7,582	$13,310

Sales Volumes. Consolidated copper and gold sales volumes increased in second-quarter 2025, compared to second-quarter 2024, primarily reflecting the timing of shipments and refined gold sales, partly offset by lower ore grades in Indonesia. The decrease in consolidated copper and gold sales volumes for the first six months of 2025, compared to the first six months of 2024, primarily reflects lower ore grades in Indonesia and South America, as well as lower operating rates in Indonesia associated with planned major mill maintenance projects.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Our average realized prices in second-quarter 2025, compared with second-quarter 2024, were 1% higher for copper, 43% higher for gold and 3% lower for molybdenum. Average realized prices for the first six months of 2025, compared with the first six months of 2024, were 5% higher for copper, 46% higher for gold and 1% higher for molybdenum.

During the second quarter and first six months of 2025, our average U.S. copper price realization, which is generally based on COMEX settlement prices, was approximately 7% to 9% higher than the average copper price realizations for our South America and Indonesia operations, which are generally based on LME settlement prices. Refer to “Markets” for further discussion of COMEX and LME copper prices.
Average realized copper prices include net favorable adjustments to current period provisionally priced copper sales totaling $69 million in second-quarter 2025, $15 million in second-quarter 2024, $87 million for the first six months of 2025 and $219 million for the first six months of 2024. As discussed in Note 5, certain sales contracts for copper and gold provide final pricing in a specified future month (generally one to four months from the shipment date). We record revenues and invoice customers at the time of shipment based on then-current LME prices for copper or London PM prices for gold, which results in an embedded derivative on provisionally priced sales that are adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper and gold prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper and gold prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net (unfavorable) favorable adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at March 31, 2025 and 2024, and December 31, 2024 and 2023) recorded in consolidated revenues totaled $(35) million in second-quarter 2025, $166 million in second-quarter 2024, $63 million for the first six months of 2025 and $28 million for the first six months of 2024. Refer to Notes 5 and 8 for a summary of total adjustments to prior period and current period provisionally priced sales.

At June 30, 2025, we had provisionally priced copper sales totaling 245 million pounds (net of intercompany sales and noncontrolling interests) recorded at an average price of $4.49 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the June 30, 2025, recorded provisional price would have an approximate $22 million effect on 2025 revenues ($8 million to 2025 net income attributable to common stock). The LME copper settlement price closed at $4.36 per pound on July 31, 2025.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $818 million in second-quarter 2025, $900 million in second-quarter 2024 and $1.6 billion for each of the first six months of 2025 and 2024. Lower revenues in second-quarter 2025, compared with second-quarter 2024, primarily reflect lower sales volumes.

Purchased Copper. We purchase copper cathode primarily for processing by our U.S. Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 35 million pounds in second-quarter 2025, 64 million pounds in second-quarter 2024, 101 million pounds for the first six months of 2025 and 106 million pounds for the first six months of 2024.

Treatment Charges. Revenues from our copper concentrate sales are recorded net of treatment charges (i.e., fees paid to smelters that are generally negotiated annually), which will vary with the sales volumes and the price of copper. The decrease in treatment charges in the 2025 periods, compared to the 2024 periods, primarily reflects lower treatment charge rates and copper concentrate sales volumes in Indonesia and South America.

Export Duties and Royalties. PTFI is assessed export duties on copper concentrate sales at a rate of 7.5% and royalties on all copper and gold sales, the amount of which varies with sales volumes and metal prices (refer to Note 8).

Production and Delivery Costs
Consolidated production and delivery costs totaled $4.3 billion in second-quarter 2025, $3.9 billion in second-quarter 2024, $8.0 billion for the first six months of 2025 and $7.7 billion for the first six months of 2024. Higher production and delivery costs in the 2025 periods, compared to the 2024 periods, primarily reflect recognition of deferred costs in Indonesia associated with higher refined gold sales. The first six months of 2025 also included charges totaling $73 million associated with maintenance turnaround costs at the Miami smelter and the first six months of 2024 included oil and gas charges totaling $105 million, primarily associated with assumed oil and gas abandonment obligations (and related adjustments) resulting from bankruptcies of other companies and $65 million for non-recurring labor-related charges at Cerro Verde associated with the new CLA.

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and other commodity-based inputs, such as sulfuric acid, steel, reagents, liners, tires and explosives. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.71 per pound of copper in second-quarter 2025, $2.56 per pound of copper in second-quarter 2024, $2.65 per pound of copper for the first six months of 2025 and $2.43 per pound of copper for the first six months of 2024. Refer to “Operations – Unit Net Cash Costs” and “Operations – Unit Net Cash (Credits) Costs” for further discussion of unit net cash costs (credits) associated with our operating divisions and to “Product Revenues and Production Costs” for reconciliations of per pound costs (credits) by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $668 million in second-quarter 2025, $509 million in second-quarter 2024 and $1.1 billion for each of the first six months of 2025 and 2024. Consolidated DD&A was higher in second-quarter 2025 than second-quarter 2024 primarily as a result of higher sales volumes. We currently expect DD&A to approximate $2.4 billion for the year 2025, which will include depreciation associated with capitalized costs for PTFI’s downstream processing facilities.

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

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $181 million in both second-quarter 2025 and 2024, $355 million for the first six months of 2025 and $356 million for the first six months of 2024.

Capitalized interest, which primarily related to our mining operations’ capital projects, including construction and development of PTFI’s downstream processing facilities, totaled $99 million in second-quarter 2025, $93 million in second-quarter 2024, $203 million for the first six months of 2025 and $179 million for the first six months of 2024. Refer to “Capital Resources and Liquidity – Investing Activities” for discussion of capital expenditures associated with our major development projects.

Other Income, Net
Other income, net, which totaled $41 million in second-quarter 2025, $69 million in second-quarter 2024, $99 million for the first six months of 2025 and $198 million for the first six months of 2024, primarily includes amounts associated with interest income, currency exchange gains and losses, and mark-to-market impacts of trust assets used to satisfy financial assurance obligations for our New Mexico mining operations. Lower other income, net, in the 2025 periods, compared to the 2024 periods, primarily reflects lower interest income. The first six months of 2024 also included a credit of $26 million associated with the reduction in the accrual to indemnify PT Mineral Industri Indonesia (MIND ID) from potential losses arising from PTFI’s historical tax disputes (refer to Note 3).

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Six Months Ended June 30,
	2025			2024
	Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit	Income (Loss)[a]		Effective Tax Rate	Income Tax (Provision) Benefit
U.S.[b]	$(2)	—%	$2	$(271)		—%	$(4)
South America	890	39%	(344)	800		40%	(317)
Indonesia	2,667	36%	(967)	2,977		36%	(1,081)
PTFI historical tax matters	5	N/A	2	16	[c]	N/A	182	[c]
Eliminations and other	122	N/A	(72)	182		N/A	(49)
Rate adjustment[d]	—	N/A	29	—		N/A	3
Consolidated FCX	$3,682	37%	$(1,350)	$3,704		34%	$(1,266)

a.Represents income before income taxes, equity in affiliated companies' net earnings and noncontrolling interests.
b.In addition to our U.S. copper and molybdenum mines, which had operating income of $710 million for the first six months of 2025 and $415 million for the first six months of 2024 (refer to Note 8), the U.S. jurisdiction reflects non-operating sites and corporate-level expenses, which include interest expense associated with our senior notes and general and administrative expenses. The U.S. jurisdiction also includes net revisions to environmental obligation estimates and charges associated with oil and gas abandonment obligations and impairments.
c.Includes net credits associated with the closure of PTFI’s 2021 corporate income tax audit and resolution of the framework for disputed tax matters.
d.In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our consolidated tax rate.

Assuming achievement of current sales volume and cost estimates and prices of $4.40 per pound of copper, $3,300 per ounce of gold and $22.00 per pound of molybdenum for the second half of 2025, we estimate our consolidated effective tax rate would approximate 37% for the year 2025 (approximately 38% for the second half of 2025). Changes in projected sales volumes and average prices during 2025 would incur tax impacts at estimated effective rates of 38% for Peru, 36% for Indonesia and 0% for the U.S. We are also analyzing the One Big Beautiful Bill Act, but do not expect it to have a material impact on our 2025 financial results (refer to Note 3).

Noncontrolling Interests
Net income attributable to noncontrolling interests, which is primarily associated with our noncontrolling shareholders at PTFI, Cerro Verde and El Abra, totaled $0.8 billion in second-quarter 2025, $0.7 billion in second-quarter 2024, $1.2 billion for the first six months of 2025 and $1.4 billion for the first six months of 2024. Refer to Note 8 for net income attributable to noncontrolling interests for each of our business segments.

Our economic and ownership interest in PTFI is 48.76%, except for net income associated with the settlement of historical tax matters, which is attributed based on the economics prior to January 1, 2023 (i.e., approximately 81% to FCX and 19% to MIND ID).

In September 2024, we increased our ownership interest in Cerro Verde to 55.08% from 53.56%.

Based on achievement of current sales volume and cost estimates, and assuming prices of $4.40 per pound of copper, $3,300 per ounce of gold and $22.00 per pound of molybdenum for the second half of 2025, we estimate that net income attributable to noncontrolling interests will approximate $2.5 billion for the year 2025. The impact of price changes on net income attributable to noncontrolling interests for the year 2025 would approximate $0.1 billion for each $0.25 per pound change in the average LME copper settlement price for the second half of 2025 (net income attributable to noncontrolling interests is not impacted by changes in the COMEX copper price). The actual amount will depend on various factors, including relative performance of each business segment, commodity prices, costs and other factors.

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

Leaching and Technology Innovation Initiatives
We are continuing to incorporate new applications, technologies and data analytics into our leaching processes across our U.S. and South America operations. Incremental copper production from these initiatives totaled 52 million pounds in second-quarter 2025 and 98 million pounds for the first six months of 2025.

We continue to apply operational enhancements on a larger scale and test innovations. We are targeting an annual run rate of 300 million pounds of copper by the end of 2025 from these initiatives and believe we have the potential for further significant increases in recoverable metal beyond the current target run rate. During second-quarter 2025, we commenced large-scale testing at our Morenci operations of an internally developed additive product with the potential to enhance copper recovery. In addition to this testing, we have identified other possible additives with strong potential. Continued success with these initiatives would be expected to contribute to favorable adjustments in recoverable copper in leach stockpiles and favorably impact average unit net cash costs.

In addition to technology-driven leaching initiatives, we are pursuing opportunities to leverage new technologies and analytic tools in automation and operating practices with a goal of improving operating efficiencies and reducing costs and capital intensity of our current operations and future development projects. We believe these leaching and technology initiatives are particularly important to our U.S. operations, which have lower ore grades.

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily at our mining operations. We are also undertaking optimization projects at our current mining operations to enhance efficiencies and reduce costs. The costs for these studies are charged to production and delivery costs as incurred and totaled $52 million in second-quarter 2025, $38 million in second-quarter 2024, $88 million for the first six months of 2025 and $72 million for the first six months of 2024. We estimate the costs of these studies will approximate $235 million for the year 2025, subject to market conditions and other factors.

Section 232 Copper Tariffs
In February 2025, the President issued an executive order, noting copper as a critical material essential to national security, economic strength and industrial resilience of the U.S., and instructed the U.S. Secretary of Commerce to conduct an investigation under Section 232 of the Trade Expansion Act to determine the effects of copper imports on U.S. national security.

On July 8, 2025, the President announced plans to impose a 50% tariff on U.S. copper imports, and on July 30, 2025, the President signed a proclamation imposing a 50% tariff on U.S. imports of semi-finished copper products and copper-intensive derivative products effective August 1, 2025. With respect to copper import materials, the President will determine by June 30, 2026, whether a tariff on refined copper, such as copper cathodes, of 15% starting in January 2027 and 30% starting in January 2028 is warranted.

The proclamation directs the U.S. Secretary of Commerce to impose requirements that 25% of copper cathode and concentrate produced in the U.S. be sold domestically in 2027, potentially increasing to 30% in 2028 and 40% in 2029.

We are the leading copper supplier in the U.S., providing approximately 70% of total U.S. refined copper production through our integrated domestic mining and processing facilities. For the six months ended June 30, 2025, copper from our U.S. mining operations was sold 63% as rod, 26% as cathode and 11% in concentrate. We are well positioned in the U.S. with sizeable resources and opportunities to leverage existing infrastructure through brownfield expansions.

For the year 2025, copper sales from our U.S. mining operations are expected to approximate 1.3 billion pounds, which are primarily sold domestically. Copper produced from our South America and Indonesia mining operations is primarily sold internationally.

U.S. Tariffs
Our second-quarter 2025 costs were not significantly impacted by U.S. tariffs, and we are continuing to monitor impacts on our business, cost structure and supply chains associated with tariffs on U.S. imports. Based on our current supply chains and discussions with our suppliers, we estimate that the tariffs in effect and announced to date could have the potential to increase the costs of goods we purchase in the U.S. by approximately 5%, primarily reflecting the potential pass-through of tariffs incurred by suppliers. Efforts continue to evaluate alternative sourcing options to mitigate potential impacts.

Governmental action related to tariffs and other controls on imports and exports or trade agreements or policies are difficult to predict and may continue to cause significant volatility in our financial performance and in the trading prices of our common stock. Refer to “Risk Factors” in Part I, Item 1A. of our 2024 Form 10-K for further discussion.

United States
We manage seven copper operations in the U.S. – Morenci, Bagdad, Safford (including Lone Star), Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico. We also operate a copper smelter and rod mill in Miami, Arizona, and copper refinery and rod mill in El Paso, Texas. All of our U.S. operations are wholly owned, except for Morenci. We record our 72% undivided joint venture interest in Morenci using the proportionate consolidation method.

Our U.S. copper operations include open-pit mining, sulfide-ore concentrating, leaching and solution extraction/electrowinning (SX/EW) facilities. A majority of the copper produced at our U.S. copper operations is cast into copper rod by our U.S. Rod & Refining segment. The remainder of our U.S. copper production is sold as copper cathode or copper concentrate, a portion of which is shipped to Atlantic Copper (our wholly owned smelter and refinery in Spain). Molybdenum concentrate, gold and silver are also produced by certain of our U.S. copper operations.

Development Activities. We have substantial reserves, resources and future opportunities for organic growth in the U.S. associated with existing operations. Several initiatives are under way to target anticipated significant future growth in our U.S. copper operations, including the leaching and technology innovation initiatives discussed above.
We have a potential expansion project to more than double the concentrator capacity of the Bagdad operation in northwest Arizona. Bagdad’s reserve life currently exceeds 80 years and supports an expanded operation. We completed technical and economic studies in late 2023 and continue to monitor capital cost trends and opportunities for value engineering. These studies indicate the opportunity to construct new concentrating facilities to increase copper production by 200 to 250 million pounds per year. Estimated incremental project capital costs, which continue to be reviewed, approximate $3.5 billion. Expanded operations would provide improved efficiency and reduce unit net cash costs through economies of scale. Project economics indicate that the expansion would require an incentive copper price of less than $4.00 per pound and three to four years to complete. The decision to proceed with and timing of the potential expansion will take into account overall copper market conditions and other factors.

To support these future expansion plans, we are currently completing a project to convert Bagdad’s haul truck fleet to fully autonomous, enhancing local infrastructure and expanding tailings facilities.

We are advancing pre-feasibility studies in the Safford/Lone Star district to define a potential significant expansion opportunity. Positive drilling conducted in recent years indicates a large, mineralized district with opportunities to pursue a further expansion project. We expect to complete these studies in 2026. The decision to proceed with and timing of the potential expansion will take into account results of technical and economic studies, overall copper market conditions and other factors.

Operating Data. Following is summary consolidated operating data for our U.S. copper mines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	336	298	637	612
Sales, excluding purchases	308	292	615	623
Average realized price per pound[a]	$4.81	$4.63	$4.71	$4.28

Molybdenum (millions of recoverable pounds)
Production[b]	9	7	17	14

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	621,200	650,300	602,600	633,800
Average copper ore grade (%)	0.21	0.20	0.21	0.20
Copper production (millions of recoverable pounds)	203	209	394	420

Mill operations
Ore milled (metric tons per day)	335,500	290,200	328,700	298,900
Average ore grade (%):
Copper	0.32	0.29	0.31	0.30
Molybdenum	0.02	0.02	0.02	0.02
Copper recovery rate (%)	85.4	84.1	84.8	82.4
Copper production (millions of recoverable pounds)	183	138	337	291
a.During the second quarter and first six months of 2025, our average U.S. copper price realization, which is generally based on COMEX settlement prices, was approximately 7% to 9% higher than the average copper price realizations for our South America and Indonesia operations, which are generally based on LME settlement prices. Refer to “Markets.”
b.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at our U.S. copper mines.

Our consolidated copper sales volumes from U.S. mines of 308 million pounds in second-quarter 2025 were higher than second-quarter 2024 copper sales volumes of 292 million pounds, primarily reflecting higher milling rates and ore grades. Our consolidated copper sales volumes from U.S. mines of 615 million pounds for the first six months of 2025 were lower than copper sales volumes of 623 million pounds for the first six months of 2024, primarily reflecting timing of shipments.

Consolidated copper sales from our U.S. mines are expected to approximate 1.3 billion pounds for the year 2025. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper and Molybdenum
The following tables summarize unit net cash costs and gross profit per pound at our U.S. copper mines for the second quarters and first six months of 2025 and 2024. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended June 30,
	2025				2024
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.81		$4.81	$19.87	$4.63		$4.63	$19.97

Site production and delivery, before net noncash and other costs shown below	3.44		3.05	15.24	3.48		3.15	16.87
By-product credits	(0.55)		—	—	(0.43)		—	—
Treatment charges	0.15		0.15	—	0.14		0.13	—
Unit net cash costs	3.04		3.20	15.24	3.19		3.28	16.87
DD&A	0.38		0.34	1.16	0.36		0.33	1.21
Noncash and other costs, net	0.16	[b]	0.15	0.45	0.13	[b]	0.12	0.33
Total unit costs	3.58		3.69	16.85	3.68		3.73	18.41
Revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—	0.01		0.01	—
Gross profit per pound	$1.24		$1.13	$3.02	$0.96		$0.91	$1.56

Copper sales (millions of recoverable pounds)	309		309		293		293
Molybdenum sales (millions of recoverable pounds)[a]				9				7

	Six Months Ended June 30,
	2025				2024
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.71		$4.71	$20.00	$4.28		$4.28	$19.18

Site production and delivery, before net noncash and other costs shown below	3.46		3.07	16.09	3.35		3.03	16.35
By-product credits	(0.52)		—	—	(0.40)		—	—
Treatment charges	0.14		0.13	—	0.13		0.13	—
Unit net cash costs	3.08		3.20	16.09	3.08		3.16	16.35
DD&A	0.39		0.35	1.21	0.35		0.32	1.22
Noncash and other costs, net	0.14	[b]	0.14	0.38	0.13	[b]	0.12	0.39
Total unit costs	3.61		3.69	17.68	3.56		3.60	17.96
Revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—	—		—	—
Gross profit per pound	$1.11		$1.03	$2.32	$0.72		$0.68	$1.22

Copper sales (millions of recoverable pounds)	616		616		626		626
Molybdenum sales (millions of recoverable pounds)[a]				17				14
a.Reflects sales of molybdenum produced by certain of our U.S. copper mines to our molybdenum sales company at market-based pricing.

b.Includes charges for feasibility and optimization studies totaling $0.09 per pound of copper in second-quarter 2025, $0.05 per pound of copper in second-quarter 2024, $0.07 per pound of copper for the first six months of 2025 and $0.05 per pound of copper for the first six months of 2024.

Our U.S. copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for our U.S. copper mines of $3.04 per pound of copper in second-quarter 2025 were lower than second-quarter 2024 average unit net cash costs of $3.19 per pound of copper, primarily reflecting higher molybdenum by-product credits and higher copper volumes. Average unit net cash costs for each of the first six months of 2025 and 2024 were $3.08 per pound of copper, with higher molybdenum by-product credits being offset by higher labor and freight costs in the 2025 period compared with the 2024 period.

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

Excluding potential tariff impacts, which continue to be assessed, we expect our average unit net cash costs (net of by-product credits) for our U.S. copper mines to trend lower during the second half of 2025 and in 2026, compared to 2024 levels, reflecting the projected impact of efficiencies, improved volumes and cost reduction plans currently in progress.

Excluding potential tariff impacts, which continue to be assessed, average unit net cash costs (net of by-product credits) for our U.S. copper mines are expected to approximate $3.02 per pound of copper for the year 2025, based on achievement of current sales volume and cost estimates, and assuming an average price of $22.00 per pound of molybdenum for the second half of 2025. Our U.S. copper mines’ average unit net cash costs for the year 2025 would change by approximately $0.03 per pound for each $2 per pound change in the average price of molybdenum for the second half of 2025.

South America
We manage two copper operations in South America – Cerro Verde in Peru (55.08%-owned) and El Abra in Chile (51%-owned), which are consolidated in our financial statements.

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

Development Activities. At the El Abra operations in Chile, we have completed substantial drilling and evaluations to define a large sulfide resource that could support a potential major mill project similar to the large-scale concentrator at Cerro Verde. The estimated resource approximates 20 billion recoverable pounds of copper, which could result in the addition of 750 million pounds of copper production per year. We have advanced stakeholder engagement and preparation of our permitting application and plan to submit an environmental impact statement in early 2026. Preliminary estimates, which remain under review, indicate that the project economics would be supported using an incentive copper price of less than $4.00 per pound. The decision to proceed with and timing of the potential project will take into account overall copper market conditions, required permitting and other factors.

Operating Data. Following is summary consolidated operating data for South America operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Copper (millions of recoverable pounds)
Production	268	298	539	578
Sales	265	302	540	586
Average realized price per pound	$4.47	$4.39	$4.39	$4.27

Molybdenum (millions of recoverable pounds)
Production[a]	4	6	10	9

Leach operations
Leach ore placed in stockpiles (metric tons per day)	182,800	176,100	175,600	173,300
Average copper ore grade (%)	0.35	0.39	0.37	0.40
Copper production (millions of recoverable pounds)	69	75	146	146

Mill operations
Ore milled (metric tons per day)	404,800	426,100	408,100	411,700
Average ore grade (%):
Copper	0.31	0.33	0.30	0.33
Molybdenum	0.01	0.01	0.01	0.01
Copper recovery rate (%)	83.9	83.8	83.8	83.6
Copper production (millions of recoverable pounds)	199	223	393	432
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the Cerro Verde mine.

Our consolidated copper sales volumes from South America operations totaled 265 million pounds in second-quarter 2025, 302 million pounds in second-quarter 2024, 540 million pounds for the first six months of 2025 and 586 million pounds for the first six months of 2024. Lower copper sales volumes in the 2025 periods, compared to the 2024 periods, reflect anticipated lower ore grades and milling rates.

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

Gross Profit per Pound of Copper
The following tables summarize unit net cash costs and gross profit per pound of copper at our South America operations for the second quarters and first six months of 2025 and 2024. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America operations also had sales of molybdenum and silver. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended June 30,
	2025			2024
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$4.47		$4.47	$4.39		$4.39

Site production and delivery, before net noncash and other costs shown below	2.76		2.53	2.74	[a]	2.49
By-product credits	(0.37)		—	(0.45)		—
Treatment charges	0.06		0.06	0.16		0.16
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.46		2.60	2.46		2.66
DD&A	0.42		0.39	0.38		0.34
Noncash and other costs, net	0.08	[b]	0.08	0.06	[b]	0.06
Total unit costs	2.96		3.07	2.90		3.06
Revenue adjustments, primarily for pricing on prior period open sales	(0.07)		(0.07)	0.29		0.29
Gross profit per pound	$1.44		$1.33	$1.78		$1.62

Copper sales (millions of recoverable pounds)	265		265	302		302

	Six Months Ended June 30,
	2025			2024
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$4.39		$4.39	$4.27		$4.27

Site production and delivery, before net noncash and other costs shown below	2.76		2.51	2.68	[a]	2.48
By-product credits	(0.41)		—	(0.33)		—
Treatment charges	0.07		0.07	0.17		0.17
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.43		2.59	2.53		2.66
DD&A	0.42		0.38	0.38		0.35
Noncash and other costs, net	0.06	[b]	0.06	0.06	[b]	0.06
Total unit costs	2.91		3.03	2.97		3.07
Revenue adjustments, primarily for pricing on prior period open sales	0.10		0.10	0.05		0.05
Gross profit per pound	$1.58		$1.46	$1.35		$1.25

Copper sales (millions of recoverable pounds)	540		540	586		586

a.Includes $0.22 per pound of copper in second-quarter 2024 and $0.11 per pound of copper for the first six months of 2024 for nonrecurring labor-related charges at Cerro Verde associated with a new CLA.
b.Includes charges for feasibility and optimization studies totaling $0.07 per pound of copper in second-quarter 2025, $0.06 per pound of copper for the first six months of 2025 and $0.04 per pound of copper in the second quarter and first six months of 2024.

Our South America operations have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for South America operations were $2.46 per pound of copper in both second-quarter 2025 and second-quarter 2024, with lower treatment charges being offset by lower copper and molybdenum volumes.

Average unit net cash costs of $2.43 per pound of copper for the first six months of 2025 were lower than average unit net cash costs of $2.53 per pound of copper for the first six months of 2024, primarily reflecting lower treatment charges and higher by-product credits, partly offset by lower copper volumes.

Revenues from Cerro Verde’s copper concentrate sales are recorded net of treatment charges, which will vary with its sales volumes and the price of copper.

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

Average unit net cash costs (net of by-product credits) for our South America operations are expected to approximate $2.52 per pound of copper for the year 2025, based on achievement of current sales volume and cost estimates, and assuming an average price of $22.00 per pound of molybdenum for the second half of 2025.

Indonesia
PTFI operates one of the world’s largest copper and gold mines at the Grasberg minerals district in Central Papua, Indonesia. PTFI produces copper concentrate that contains significant quantities of gold and silver. We have a 48.76% ownership interest in PTFI and manage its operations. PTFI's results are consolidated in our financial statements. Once the full ramp-up of PTFI’s downstream processing facilities is achieved, which is expected by year-end 2025, PTFI will be a fully integrated producer of refined copper and gold.

PTFI’s Downstream Processing Facilities. During second-quarter 2025, PTFI commenced start-up of its new smelter in Eastern Java, Indonesia, slightly ahead of schedule following the October 2024 fire incident. Start-up activities are ongoing and production of the first copper anode and cathode was achieved in late July 2025.

During second-quarter 2025, the PMR, which commenced operations in December 2024, continued to process anode slimes from PT Smelting, PTFI’s 66%-owned smelter and refinery in Gresik, Indonesia.

PTFI’s current copper concentrate export license, for 1.4 million metric tons of copper concentrate, expires on September 16, 2025. Following expiration, PTFI currently expects all of its copper concentrate to be processed by its new smelter and PT Smelting.

Long-term Mining Rights. Pursuant to regulations issued during 2024, PTFI is eligible to apply for an extension of its mining rights beyond 2041, provided certain conditions are met, including ownership of integrated downstream facilities that have entered the operational stage; domestic ownership of at least 51% and agreement with a state-owned enterprise for an additional 10% ownership; and commitments for additional exploration and increases in refining capacity, each as approved by the Ministry of Energy and Mineral Resources. Application for extension may be submitted at any time up to one year prior to the expiration of PTFI’s special mining business license (IUPK). PTFI expects to apply for an extension during 2025, pending agreement with MIND ID on a purchase and sale agreement for the transfer of an additional 10% interest in PTFI to MIND ID beginning in 2041.

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

PTFI is also conducting exploration in the Grasberg minerals district targeting the potential extension of significant mineralization below the DMLZ mine.

Kucing Liar. Long-term mine development activities are ongoing for PTFI’s Kucing Liar deposit in the Grasberg minerals district. Kucing Liar is expected to produce over 7 billion pounds of copper and 6 million ounces of gold between 2029 and the end of 2041, and an extension of PTFI’s operating rights beyond 2041 would extend the life of the project. Development activities commenced in 2022 and are expected to continue over an approximate 10-year timeframe. As of June 30, 2025, PTFI has incurred approximately $0.8 billion for Kucing Liar, and capital investments are estimated to total $4 billion over the next seven to eight years (averaging approximately $0.5 billion per year). At full operating rates, annual production from Kucing Liar is expected to approximate 560 million pounds of copper and 520 thousand ounces of gold, providing PTFI with sustained long-term, large-scale and low-cost production. Kucing Liar will benefit from substantial shared infrastructure and PTFI’s experience and long-term success in block-cave mining.

Natural Gas Facilities. PTFI plans to transition its existing energy source from coal to natural gas, which would meaningfully reduce PTFI’s greenhouse gas emissions at the Grasberg minerals district. The majority of PTFI’s planned investments in a new gas-fired combined cycle facility are expected to be incurred over the next three years at a total cost of approximately $1 billion. Once complete, PTFI’s dual-fuel power plant and the new gas-fired combined cycle facility will be fueled by natural gas supplied by a floating liquefied natural gas storage and regassification unit.

Operating Data. Following is summary consolidated operating data for Indonesia operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Copper (millions of recoverable pounds)
Production	359	441	655	932
Sales	443	337	733	830
Average realized price per pound	$4.40	$4.44	$4.35	$4.23

Gold (thousands of recoverable ounces)
Production	311	437	595	982
Sales	518	356	643	920
Average realized price per ounce	$3,290	$2,299	$3,260	$2,236

Ore extracted and milled (metric tons per day):
Grasberg Block Cave	114,500	123,500	104,100	131,400
DMLZ	61,400	64,400	60,900	65,900
Big Gossan	7,300	7,500	6,900	8,300
Other adjustments	(700)	1,500	200	2,600
Total	182,500	196,900	172,100	208,200
Average ore grades:
Copper (%)	1.15	1.30	1.14	1.31
Gold (grams per metric ton)	0.77	0.99	0.80	1.06
Recovery rates (%):
Copper	88.1	88.8	88.0	89.1
Gold	74.8	77.0	75.5	77.3

As PTFI transitions to being a fully integrated producer in Indonesia, it may experience more variation in timing between production and sales. Historically, concentrate sales were recognized upon loading of shipments, but refined sales will be recognized after processing and sale of the metal.

PTFI’s consolidated production volumes totaled 359 million pounds of copper and 311 thousand ounces of gold in second-quarter 2025, 441 million pounds of copper and 437 thousand ounces of gold in second-quarter 2024, 655 million pounds of copper and 595 thousand ounces of gold for the first six months of 2025 and 932 million pounds of copper and 982 thousand ounces of gold for the first six months of 2024. Lower production volumes for the 2025 periods primarily reflect lower ore grades and operating rates. During second-quarter 2025, PTFI commenced planned maintenance on one of its mill circuits, which is expected to be completed in third-quarter 2025.

PTFI’s consolidated sales volumes of 443 million pounds of copper and 518 thousand ounces of gold in second-quarter 2025 were higher than 337 million pounds of copper and 356 thousand ounces of gold in second-quarter 2024, primarily reflecting timing of shipments. PTFI’s consolidated sales volumes of 733 million pounds of copper and 643 thousand ounces of gold for the first six months of 2025 were lower than 830 million pounds of copper and 920 thousand ounces of gold for the first six months of 2024, primarily reflecting lower ore grades and operating rates associated with a planned major maintenance project.

PTFI’s current sales estimate incorporates updated Grasberg Block Cave ore grade modeling designed to predict the timing of ore grade distribution through the drawpoints, which resulted in revised production estimates, but do not materially impact PTFI’s long-range plans. Consolidated sales volumes from PTFI are expected to approximate 1.54 billion pounds of copper and 1.3 million ounces of gold for the year 2025, which incorporates the updated ore grade modeling (primarily timing of gold) and smelter in-process inventory adjustments.

Projected sales volumes are dependent on operational performance; the ramp-up of PTFI’s downstream processing facilities; weather-related conditions; and other factors detailed in the “Cautionary Statement” below.

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

Gross Profit per Pound of Copper and per Ounce of Gold
The following tables summarize the unit net cash (credits) costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the second quarters and first six months of 2025 and 2024. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash (credits) costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended June 30,
	2025				2024
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$4.40		$4.40	$3,290	$4.44		$4.44	$2,299

Site production and delivery, before net noncash and other costs shown below	2.17		1.14	854	1.59		1.01	523
By-product credits	(3.98)		—	—	(2.66)		—	—
Treatment charges	0.19		0.11	77	0.36		0.23	119
Export duties	0.33		0.17	128	0.23		0.14	74
Royalty on metals	0.30		0.16	120	0.27		0.17	90
Unit net cash (credits) costs	(0.99)		1.58	1,179	(0.21)		1.55	806
DD&A	0.88		0.46	346	0.74		0.47	242
Noncash and other costs, net	0.18	[a]	0.09	70	0.19	[b]	0.12	62
Total unit costs	0.07		2.13	1,595	0.72		2.14	1,110
Revenue adjustments, primarily for pricing on prior period open sales	(0.05)		(0.05)	26	0.28		0.28	86
Gross profit per pound/ounce	$4.28		$2.22	$1,721	$4.00		$2.58	$1,275

Copper sales (millions of recoverable pounds)	443		443		337		337
Gold sales (thousands of recoverable ounces)				518				356

	Six Months Ended June 30,
	2025				2024
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$4.35		$4.35	$3,260	$4.23		$4.23	$2,236

Site production and delivery, before net noncash and other costs shown below	1.90		1.13	848	1.55		0.96	508
By-product credits	(2.98)		—	—	(2.59)		—	—
Treatment charges	0.19		0.12	87	0.36		0.22	116
Export duties	0.28		0.16	123	0.28		0.17	91
Royalty on metals	0.27		0.16	125	0.25		0.16	85
Unit net cash (credits) costs	(0.34)		1.57	1,183	(0.15)		1.51	800
DD&A	0.78		0.47	350	0.70		0.43	230
Noncash and other costs, net	0.24	[a]	0.14	107	0.10	[b]	0.07	34
Total unit costs	0.68		2.18	1,640	0.65		2.01	1,064
Revenue adjustments, primarily for pricing on prior period open sales	0.03		0.03	31	0.01		0.01	(7)
Gross profit per pound/ounce	$3.70		$2.20	$1,651	$3.59		$2.23	$1,165

Copper sales (millions of recoverable pounds)	733		733		830		830
Gold sales (thousands of recoverable ounces)				643				920

a.Includes charges for (i) operational readiness and startup costs associated with PTFI’s downstream processing facilities totaling $0.13 per pound of copper in second-quarter 2025 and $0.14 per pound of copper for the first six months of 2025 and (ii) remediation costs for PTFI’s new smelter that were not offset by recovery under a construction insurance program totaling $0.02 per pound of copper in second-quarter 2025 and $0.04 per pound of copper for the first six months of 2025.
b.Includes charges for (i) the reversal of previously capitalized land lease costs at PTFI’s downstream processing facilities totaling $0.10 per pound of copper in second-quarter 2024 and $0.04 per pound of copper for the first six months of 2024 and (ii) operational readiness and startup costs associated with PTFI’s downstream processing facilities totaling $0.06 per pound of copper in second-quarter 2024 and $0.04 per pound of copper for the first six months of 2024.

A significant portion of PTFI’s costs are fixed and unit costs will vary depending on volumes and other factors. PTFI’s unit net cash credits (including by-product credits) were $0.99 per pound of copper in second-quarter 2025, $0.21 per pound of copper in second-quarter 2024, $0.34 per pound of copper for the first six months of 2025 and $0.15 per pound of copper for the first six months of 2024. Favorable unit net cash credits in the 2025 periods, compared with the 2024 periods, primarily reflect higher gold credits and lower treatment charges, partly offset by higher production and delivery costs attributable to lower ore grades and operating rates, and the recognition of deferred costs associated with higher refined gold sales.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold.

Export duties are assessed on PTFI’s copper concentrate sales at a rate of 7.5%.

Because certain assets are depreciated on a straight-line basis, PTFI’s unit depreciation rate may vary with asset additions, the level of copper volumes and changes in gold inventory.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

Average unit net cash credits (including by-product credits) for PTFI are expected to approximate $0.39 per pound of copper for the year 2025, based on achievement of current sales volumes and cost estimates, and assuming an average price of $3,300 per ounce of gold for the second half of 2025. PTFI’s average unit net cash credits for the year 2025 would change by approximately $0.05 per pound of copper for each $100 per ounce change in the average price of gold for the second half of 2025.

PTFI’s projected production and sales volumes and unit net cash credits for the year 2025 are dependent on operational performance; the ramp-up of PTFI’s downstream processing facilities; weather-related conditions; and

other factors. Refer to “Cautionary Statement” below, and Item 1A. “Risk Factors” contained in Part I of our 2024 Form 10-K for further discussion of factors that could cause results to differ materially from projections.

Molybdenum Mines
We operate two wholly owned primary molybdenum operations in Colorado – the Climax open-pit mine and the Henderson underground mine. The Climax and Henderson mines produce high-purity, chemical-grade molybdenum concentrate, which is typically further processed into value-added molybdenum chemical products. The majority of the molybdenum concentrate produced at the Climax and Henderson mines and at our U.S. copper mines and Cerro Verde mine, is processed at our conversion facilities.

Operating and Development Activities. Production from the Molybdenum mines totaled 9 million pounds of molybdenum in second-quarter 2025, 7 million pounds in second-quarter 2024, 18 million pounds for the first six months of 2025 and 15 million pounds for the first six months of 2024. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our primary molybdenum mines and from our U.S. copper mines and Cerro Verde mine. Refer to “Outlook” for projected consolidated molybdenum sales volumes and to “Markets” for a discussion of molybdenum prices.

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

Average unit net cash costs for our Molybdenum mines were $14.20 per pound of molybdenum in second-quarter 2025, $19.41 per pound of molybdenum in second-quarter 2024, $13.96 per pound of molybdenum for the first six months of 2025 and $17.50 per pound of molybdenum for the first six months of 2024. Lower unit net cash costs in the 2025 periods, compared with the 2024 periods, primarily reflect higher volumes and lower contract labor costs.

Based on achievement of current sales volumes and cost estimates, average unit net cash costs for the Molybdenum mines are expected to average approximately $15.50 per pound of molybdenum for the year 2025, reflecting the impact of higher mine development costs. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Downstream Processing Facilities
Through our downstream integration, we are able to place a significant portion of our copper concentrate production. PTFI’s downstream processing facilities in Eastern Java, Indonesia, are wholly owned and operated, and PTFI has a 66% ownership interest in PT Smelting (39.5% prior to June 30, 2024), which is operated by Mitsubishi Materials Corporation. We wholly own and operate the Miami smelter and rod mill in Arizona, the El Paso refinery and rod mill in Texas, and the Atlantic Copper smelter and refinery in Huelva, Spain.

We manufacture continuous cast copper rod at our U.S. rod facilities primarily using copper produced at our U.S. copper mines and processing facilities. Rod production from these facilities approximated 1 billion pounds for each of the last three years, and is expected to approximate 1 billion pounds for the year 2025.

PTFI smelts and refines copper concentrate from its mining operations and operates a PMR to process anode slimes from its new smelter and PT Smelting. Once the full ramp-up of PTFI’s downstream processing facilities is achieved, PTFI will be a fully integrated producer of refined copper and gold, and treatment charges reflecting the cost of smelting and refining operations will be recorded in production and delivery costs. PTFI recorded charges for operational readiness and startup costs associated with PTFI’s downstream processing facilities totaling $58 million in second-quarter 2025, $20 million in second-quarter 2024, $102 million for the first six months of 2025 and $35 million for the first six months of 2024. We estimate that operational readiness and startup costs associated with PTFI’s downstream processing facilities will approximate $140 million for the year 2025.

Our Miami smelter in Arizona has been operating for over 100 years and has been upgraded numerous times during that period to implement new technologies, improve production and comply with air quality requirements. We performed a major maintenance turnaround for the Miami smelter in first-quarter 2025 and incurred maintenance charges and idle facility costs totaling $73 million for the first six months of 2025.

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first six months of 2025, Atlantic Copper’s copper concentrate purchases included 22% from our copper mining operations and 78% from third parties. Atlantic Copper’s treatment charges, which consist of a base rate per pound of copper and per ounce of gold, are generally fixed and represent a cost to our mining operations and income to Atlantic Copper (i.e., higher treatment charges benefit our Atlantic Copper operations). Our U.S. copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our Miami smelter and El Paso refinery.

We defer recognizing profits on sales from our mining operations to Atlantic Copper until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to operating income totaling $34 million ($9 million to net income attributable to common stock) in second-quarter 2025, $137 million ($41 million to net income attributable to common stock) in second-quarter 2024, $148 million ($44 million to net income attributable to common stock) for the first six months of 2025 and $120 million ($36 million to net income attributable to common stock) for the first six months of 2024. Our net deferred profits on our inventories at Atlantic Copper to be recognized in future periods’ operating income totaled $58 million ($30 million to net income attributable to common stock) at June 30, 2025. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors.

We remain focused on managing costs efficiently and continue to advance several important value-enhancing initiatives. We believe the actions we have taken in recent years to build a solid balance sheet, successfully expand low-cost operations and maintain flexible organic growth options while maintaining sufficient liquidity, will allow us to continue to execute our business plans in a prudent manner during periods of economic uncertainty while preserving substantial future asset values. We closely monitor market conditions and adjust our operating plans to protect liquidity and preserve our asset values, when necessary. We expect to maintain a strong balance sheet and liquidity position as we focus on building long-term value in our business, executing our operating plans safely, responsibly and efficiently, and prudently managing costs and capital expenditures.

Excluding potential tariff impacts, which continue to be assessed (refer to “Operations”) and based on current sales volume, cost and metal price estimates and planned capital expenditures discussed in “Outlook,” our available cash and cash equivalents plus our projected consolidated operating cash flows of $7.0 billion for the year 2025 exceed our expected consolidated capital expenditures of $4.9 billion.

We have cash on hand and the financial flexibility to fund capital expenditures and our other cash requirements for the next 12 months, including noncontrolling interest distributions, income tax payments, current common stock dividends (base and variable) and any share or debt repurchases. Planned capital expenditures for major projects over the next few years are primarily associated with underground mine development in the Grasberg minerals district and potential U.S. expansion projects. At June 30, 2025, we had $4.5 billion in consolidated cash and cash equivalents, and FCX, PTFI and Cerro Verde have $3.0 billion, $1.5 billion and $350 million, respectively, of availability under their revolving credit facilities.

Financial Policy. Our financial policy is aligned with our strategic objectives of maintaining a strong balance sheet, providing cash returns to shareholders and advancing opportunities for future growth. The policy includes a base dividend and a performance-based payout framework, whereby up to 50% of available cash flows generated after planned capital spending and distributions to noncontrolling interests would be allocated to shareholder returns and the balance to debt reduction and investments in value enhancing growth projects, subject to us maintaining our net debt at a level not to exceed the net debt target of $3.0 billion to $4.0 billion (excluding debt for PTFI’s downstream processing facilities). Our Board of Directors (Board) reviews the structure of the performance-based payout framework at least annually.

At June 30, 2025, our net debt, excluding $3.2 billion of debt for PTFI’s downstream processing facilities, totaled $1.5 billion. Refer to "Net Debt" for further discussion.

On June 25, 2025, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on August 1, 2025, to common shareholders of record as of July 15, 2025. Based on current market conditions, the base and variable dividends on our common stock are anticipated to total $0.60 per share for 2025 (including the dividends paid on February 1, 2025, May 1, 2025, and August 1, 2025), comprised of a $0.30 per share base dividend and $0.30 per share variable dividend.

As of July 31, 2025, we have acquired a total of 52 million shares ($38.51 average cost per share) and have $3.0 billion available under our current share repurchase program. We had 1.4 billion shares of common stock outstanding at July 31, 2025. Refer to Note 4 for further discussion.

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

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share and withholding taxes, at June 30, 2025 (in billions):

Cash at domestic companies	$1.3
Cash at international operations	3.2
Total consolidated cash and cash equivalents	4.5
Noncontrolling interests’ share	(1.5)
Cash, net of noncontrolling interests’ share	3.0
Withholding taxes	(0.2)
Net cash available	$2.8

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

Debt
At June 30, 2025, consolidated debt totaled $9.3 billion, with a weighted-average interest rate of 5.2%. Substantially all of our outstanding debt is fixed rate and our next senior note maturities are in 2027. Our total debt has an average remaining duration of approximately nine years. Refer to Note 4 for further discussion of debt.

Operating Activities
We generated operating cash flows of $3.3 billion for the first six months of 2025 and $3.9 billion for the first six months of 2024. Operating cash flows in the first six months of 2025, compared with the first six months of 2024, primarily reflect lower copper and gold sales volumes, partly offset by higher copper and gold prices. Additionally, operating cash flows for the first six months of 2025 were impacted by an increase in accounts receivable associated with the timing of collections and higher tax payments in Indonesia. Refer to "Consolidated Results" and "Operations" for further discussion.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $2.4 billion during each of the first six months 2025 and 2024 and include amounts for major projects ($1.2 billion for the first six months of 2025 and $0.9 billion for the first six months of 2024), primarily associated with underground development activities in the

Grasberg minerals district, and for PTFI’s downstream processing facilities ($0.5 billion for the first six months of 2025 and $0.7 billion for the first six months of 2024).

Financing Activities
Debt Transactions. Net proceeds from debt totaled $292 million for the first six months of 2025, primarily related to borrowings by Atlantic Copper under short-term lines of credit used for working capital requirements.

Cash Dividends on Common Stock. We paid cash dividends on our common stock totaling $0.4 billion during each of the first six months of 2025 and 2024. Refer to Note 4, Item 1A. “Risk Factors” contained in Part I of our 2024 Form 10-K, “Cautionary Statement” below and the discussion of our financial policy above.

Cash Dividends and Distributions Paid to Noncontrolling Interests. Cash dividends and distributions paid to noncontrolling interests at our international operations totaled $0.6 billion (including $0.5 billion from PTFI) for the first six months of 2025 and $0.7 billion (including $0.6 billion from PTFI ) for the first six months of 2024. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Treasury Stock Purchases. In the first six months of 2025, we acquired 2.9 million shares of our common stock for a total cost of $107 million ($36.41 average cost per share). Refer to Note 4 for further discussion.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since December 31, 2024. Refer to Note 11 and Part II, Items 7. and 7A. in our 2024 Form 10-K for information regarding our contractual obligations.

CONTINGENCIES

Environmental Obligations and Asset Retirement Obligations (AROs)
Our current and historical operating activities are subject to various environmental laws and regulations. We perform a comprehensive annual review of our environmental obligations and AROs and also review changes in facts and circumstances associated with these obligations at least quarterly.

There have been no significant changes to our environmental obligations and AROs since December 31, 2024. Refer to Note 10 of our 2024 Form 10-K, as updated by Note 7, for further discussion of FCX’s contingencies associated with environmental matters and AROs.

Litigation and Other Contingencies
There have been no significant updates to our contingencies associated with legal proceedings and other matters since December 31, 2024, other than as disclosed in Note 7. Refer to Note 10 and “Legal Proceedings” contained in Part I, Item 3. of our 2024 Form 10-K, as updated by Note 7, for further information regarding litigation and other contingencies.

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

NET DEBT

We believe that net debt provides investors with information related to the performance-based payout framework in our financial policy, which requires us to maintain our net debt at a level not to exceed the net debt target of $3 billion to $4 billion (excluding project debt for PTFI’s downstream processing facilities). We define net debt as consolidated debt less consolidated cash and cash equivalents. This information differs from consolidated debt determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for consolidated debt determined in accordance with U.S. GAAP. Our net debt, which may not be comparable to similarly titled measures reported by other companies, follows (in millions):

	As of June 30, 2025
Current portion of debt	$338
Long-term debt, less current portion	8,913
Consolidated debt	9,251
Less: consolidated cash and cash equivalents	4,490
FCX net debt	4,761
Less: debt for PTFI’s downstream processing facilities	3,234	[a]
FCX net debt, excluding debt for PTFI’s downstream processing facilities	$1,527
a.Represents PTFI’s senior notes and $250 million of borrowings under PTFI’s revolving credit facility.

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

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,485		$1,485	$171	$51	$1,707
Site production and delivery, before net noncash and other costs shown below	1,063		942	131	40	1,113
By-product credits	(171)		—	—	—	—
Treatment charges	47		45	—	2	47
Net cash costs	939		987	131	42	1,160
DD&A	118		105	10	3	118
Noncash and other costs, net	50	[c]	46	4	—	50
Total costs	1,107		1,138	145	45	1,328
Other revenue adjustments, primarily for pricing on prior period open sales	2		2	—	(1)	1
Gross profit	$380		$349	$26	$5	$380

Copper sales (millions of recoverable pounds)	309		309
Molybdenum sales (millions of recoverable pounds)[a]				9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.81		$4.81	$19.87
Site production and delivery, before net noncash and other costs shown below	3.44		3.05	15.24
By-product credits	(0.55)		—	—
Treatment charges	0.15		0.15	—
Unit net cash costs	3.04		3.20	15.24
DD&A	0.38		0.34	1.16
Noncash and other costs, net	0.16	[c]	0.15	0.45
Total unit costs	3.58		3.69	16.85
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—
Gross profit per pound	$1.24		$1.13	$3.02

Reconciliation to Amounts Reported

	Revenues		Production and Delivery	DD&A
Totals presented above	$1,707		$1,113	$118
Treatment charges	(3)		44	—
Noncash and other costs, net	—		50	—
Other revenue adjustments, primarily for pricing on prior period open sales	1		—	—
Eliminations and other	9		7	—
U.S. copper mines	1,714		1,214	118
Other mining[d]	7,377		4,504	536
Corporate, other & eliminations	(1,509)		(1,436)	14
As reported in our consolidated financial statements	$7,582		$4,282	$668

a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $26 million ($0.09 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other mining operations as presented in Note 8.

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,357		$1,357	$130	$42	$1,529
Site production and delivery, before net noncash and other costs shown below	1,022		925	110	33	1,068
By-product credits	(126)		—	—	—	—
Treatment charges	40		38	—	2	40
Net cash costs	936		963	110	35	1,108
DD&A	106		96	8	2	106
Noncash and other costs, net	37	[c]	34	2	1	37
Total costs	1,079		1,093	120	38	1,251
Other revenue adjustments, primarily for pricing on prior period open sales	3		3	—	—	3
Gross profit	$281		$267	$10	$4	$281

Copper sales (millions of recoverable pounds)	293		293
Molybdenum sales (millions of recoverable pounds)[a]				7

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.63		$4.63	$19.97
Site production and delivery, before net noncash and other costs shown below	3.48		3.15	16.87
By-product credits	(0.43)		—	—
Treatment charges	0.14		0.13	—
Unit net cash costs	3.19		3.28	16.87
DD&A	0.36		0.33	1.21
Noncash and other costs, net	0.13	[c]	0.12	0.33
Total unit costs	3.68		3.73	18.41
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—
Gross profit per pound	$0.96		$0.91	$1.56

Reconciliation to Amounts Reported
	Revenues		Production and Delivery	DD&A
Totals presented above	$1,529		$1,068	$106
Treatment charges	—		40	—
Noncash and other costs, net	—		37	—
Other revenue adjustments, primarily for pricing on prior period open sales	3		—	—
Eliminations and other	4		6	—
U.S. copper mines	1,536		1,151	106
Other mining[d]	6,521		4,217	386
Corporate, other & eliminations	(1,433)		(1,493)	17
As reported in our consolidated financial statements	$6,624		$3,875	$509

a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $14 million ($0.05 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other mining operations as presented in Note 8.

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,902		$2,902	$326	$91	$3,319
Site production and delivery, before net noncash and other costs shown below	2,133		1,894	262	73	2,229
By-product credits	(322)		—	—	—	—
Treatment charges	85		81	—	4	85
Net cash costs	1,896		1,975	262	77	2,314
DD&A	242		217	20	5	242
Noncash and other costs, net	89	[c]	82	6	1	89
Total costs	2,227		2,274	288	83	2,645
Other revenue adjustments, primarily for pricing on prior period open sales	4		4	—	1	5
Gross profit	$679		$632	$38	$9	$679

Copper sales (millions of recoverable pounds)	616		616
Molybdenum sales (millions of recoverable pounds)[a]				17

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.71		$4.71	$20.00
Site production and delivery, before net noncash and other costs shown below	3.46		3.07	16.09
By-product credits	(0.52)		—	—
Treatment charges	0.14		0.13	—
Unit net cash costs	3.08		3.20	16.09
DD&A	0.39		0.35	1.21
Noncash and other costs, net	0.14	[c]	0.14	0.38
Total unit costs	3.61		3.69	17.68
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—
Gross profit per pound	$1.11		$1.03	$2.32

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$3,319		$2,229	$242
Treatment charges	(8)		77	—
Noncash and other costs, net	—		89	—
Other revenue adjustments, primarily for pricing on prior period open sales	5		—	—
Eliminations and other	28		31	—
U.S. copper mines	3,344		2,426	242
Other mining[d]	12,887		8,348	867
Corporate, other & eliminations	(2,921)		(2,736)	25
As reported in our consolidated financial statements	$13,310		$8,038	$1,134
a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $40 million ($0.07 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 8.

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues	$2,676		$2,676	$265	$81	$3,022
Site production and delivery, before net noncash and other costs shown below	2,096		1,898	226	65	2,189
By-product credits	(253)		—	—	—	—
Treatment charges	83		80	—	3	83
Net cash costs	1,926		1,978	226	68	2,272
DD&A	217		197	17	3	217
Noncash and other costs, net	82	[c]	76	5	1	82
Total costs	2,225		2,251	248	72	2,571
Gross profit	$451		$425	$17	$9	$451

Copper sales (millions of recoverable pounds)	626		626
Molybdenum sales (millions of recoverable pounds)[a]				14

Gross profit per pound of copper/molybdenum:

Revenues	$4.28		$4.28	$19.18
Site production and delivery, before net noncash and other costs shown below	3.35		3.03	16.35
By-product credits	(0.40)		—	—
Treatment charges	0.13		0.13	—
Unit net cash costs	3.08		3.16	16.35
DD&A	0.35		0.32	1.22
Noncash and other costs, net	0.13	[c]	0.12	0.39
Total unit costs	3.56		3.60	17.96
Gross profit per pound	$0.72		$0.68	$1.22

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$3,022		$2,189	$217
Treatment charges	(2)		81	—
Noncash and other costs, net	—		82	—
Eliminations and other	18		23	1
U.S. copper mines	3,038		2,375	218
Other mining[d]	12,799		8,107	853
Corporate, other & eliminations	(2,892)		(2,763)	33
As reported in our consolidated financial statements	$12,945		$7,719	$1,104
a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $30 million ($0.05 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 8.

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,184		$1,184	$115	$1,299
Site production and delivery, before net noncash and other costs shown below	732		672	76	748
By-product credits	(98)		—	—	—
Treatment charges	16		16	—	16
Royalty on metals	2		2	—	2
Net cash costs	652		690	76	766
DD&A	113		103	10	113
Noncash and other costs, net	21	[b]	20	1	21
Total costs	786		813	87	900
Other revenue adjustments, primarily for pricing on prior period open sales	(19)		(19)	(1)	(20)
Gross profit	$379		$352	$27	$379

Copper sales (millions of recoverable pounds)	265		265

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.47		$4.47
Site production and delivery, before net noncash and other costs shown below	2.76		2.53
By-product credits	(0.37)		—
Treatment charges	0.06		0.06
Royalty on metals	0.01		0.01
Unit net cash costs	2.46		2.60
DD&A	0.42		0.39
Noncash and other costs, net	0.08	[b]	0.08
Total unit costs	2.96		3.07
Other revenue adjustments, primarily for pricing on prior period open sales	(0.07)		(0.07)
Gross profit per pound	$1.44		$1.33

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,299		$748	$113
Treatment charges	(16)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		21	—
Other revenue adjustments, primarily for pricing on prior period open sales	(20)		—	—
Eliminations and other	—		(1)	—
South America operations	1,261		768	113
Other mining[c]	7,830		4,950	541
Corporate, other & eliminations	(1,509)		(1,436)	14
As reported in our consolidated financial statements	$7,582		$4,282	$668

a.Includes silver sales of 0.8 million ounces ($36.01 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $18 million ($0.07 per pound of copper) for feasibility and optimization studies.
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
b.Includes $65 million ($0.22 per pound of copper) of nonrecurring labor-related charges at Cerro Verde associated with a new CLA.
c.Includes charges totaling $12 million ($0.04 per pound of copper) for feasibility studies.
d.Represents the combined total for our other mining operations as presented in Note 8.

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$2,371		$2,371	$250	$2,621
Site production and delivery, before net noncash and other costs shown below	1,491		1,360	163	1,523
By-product credits	(220)		—	—	—
Treatment charges	36		36	—	36
Royalty on metals	3		3	—	3
Net cash costs	1,310		1,399	163	1,562
DD&A	225		203	22	225
Noncash and other costs, net	35	[b]	34	1	35
Total costs	1,570		1,636	186	1,822
Other revenue adjustments, primarily for pricing on prior period open sales	54		54	2	56
Gross profit	$855		$789	$66	$855

Copper sales (millions of recoverable pounds)	540		540

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.39		$4.39
Site production and delivery, before net noncash and other costs shown below	2.76		2.51
By-product credits	(0.41)		—
Treatment charges	0.07		0.07
Royalty on metals	0.01		0.01
Unit net cash costs	2.43		2.59
DD&A	0.42		0.38
Noncash and other costs, net	0.06	[b]	0.06
Total unit costs	2.91		3.03
Other revenue adjustments, primarily for pricing on prior period open sales	0.10		0.10
Gross profit per pound	$1.58		$1.46

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,621		$1,523	$225
Treatment charges	(36)		—	—
Royalty on metals	(3)		—	—
Noncash and other costs, net	—		35	—
Other revenue adjustments, primarily for pricing on prior period open sales	56		—	—
Eliminations and other	(1)		(2)	(1)
South America operations	2,637		1,556	224
Other mining[c]	13,594		9,218	885
Corporate, other & eliminations	(2,921)		(2,736)	25
As reported in our consolidated financial statements	$13,310		$8,038	$1,134

a.Includes silver sales of 1.6 million ounces ($34.54 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $33 million ($0.06 per pound of copper) for feasibility and optimization studies.
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

a.Includes silver sales of 1.8 million ounces ($28.49 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes $65 million ($0.11 per pound of copper) of nonrecurring labor-related charges at Cerro Verde associated with a new CLA.
c.Includes charges totaling $23 million ($0.04 per pound of copper) for feasibility studies.
d.Represents the combined total for our other segments as presented in Note 8.

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended June 30, 2025
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$1,953		$1,953		$1,708	$49	$3,710
Site production and delivery, before net noncash and other costs shown below	960		505		442	13	960
By-product credits	(1,765)		—		—	—	—
Treatment charges	88		46		41	1	88
Export duties	146		77		66	3	146
Royalty on metals	133		70		62	1	133
Net cash (credits) costs	(438)		698		611	18	1,327
DD&A	389		205		179	5	389
Noncash and other costs, net	78	[b]	41		36	1	78
Total costs	29		944		826	24	1,794
Other revenue adjustments, primarily for pricing on prior period open sales	(21)		(21)		9	(1)	(13)
Gross profit	$1,903		$988		$891	$24	$1,903

Copper sales (millions of recoverable pounds)	443		443
Gold sales (thousands of recoverable ounces)					518

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.40		$4.40		$3,290
Site production and delivery, before net noncash and other costs shown below	2.17		1.14		854
By-product credits	(3.98)		—		—
Treatment charges	0.19		0.11		77
Export duties	0.33		0.17		128
Royalty on metals	0.30		0.16		120
Unit net cash (credits) costs	(0.99)		1.58		1,179
DD&A	0.88		0.46		346
Noncash and other costs, net	0.18	[b]	0.09		70
Total unit costs	0.07		2.13		1,595
Other revenue adjustments, primarily for pricing on prior period open sales	(0.05)		(0.05)		26
Gross profit per pound/ounce	$4.28		$2.22		$1,721

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$3,710		$960		$389
Treatment charges	(2)		86	[c]	—
Export duties	(146)		—		—
Royalty on metals	(133)		—		—
Noncash and other costs, net	—		78		—
Other revenue adjustments, primarily for pricing on prior period open sales	(13)		—		—
Other	1		—		—
Indonesia operations	3,417		1,124		389
Other mining[d]	5,674		4,594		265
Corporate, other & eliminations	(1,509)		(1,436)		14
As reported in our consolidated financial statements	$7,582		$4,282		$668

a.Includes silver sales of 1.1 million ounces ($34.47 per ounce average realized price).
b.Includes charges totaling $58 million ($0.13 per pound of copper) for operational readiness and startup costs associated with PTFI’s downstream processing facilities, $8 million ($0.02 per pound of copper) for an impairment charge, $7 million ($0.02 per pound of copper) for remediation costs related to the October 2024 fire incident at the smelter that were not offset by recovery under PTFI’s construction insurance program, and $4 million ($0.01 per pound of copper) for feasibility and optimization studies.
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
b.Includes charges totaling $34 million ($0.10 per pound of copper) related to the reversal of previously capitalized land lease costs at PTFI’s downstream processing facilities and $20 million ($0.06 per pound of copper) for operational readiness and startup costs associated with PTFI’s downstream processing facilities.
c.Represents tolling costs paid to PT Smelting.
d.Represents the combined total for our other mining operations as presented in Note 8.

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Six Months Ended June 30, 2025
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$3,190		$3,190		$2,101	$70	$5,361
Site production and delivery, before net noncash and other costs shown below	1,392		828		546	18	1,392
By-product credits	(2,188)		—		—	—	—
Treatment charges	144		86		56	2	144
Export duties	202		119		79	4	202
Royalty on metals	199		118		80	1	199
Net cash (credits) costs	(251)		1,151		761	25	1,937
DD&A	575		342		225	8	575
Noncash and other costs, net	175	[b]	104		69	2	175
Total costs	499		1,597		1,055	35	2,687
Other revenue adjustments, primarily for pricing on prior period open sales	19		19		16	1	36
Gross profit	$2,710		$1,612		$1,062	$36	$2,710

Copper sales (millions of recoverable pounds)	733		733
Gold sales (thousands of recoverable ounces)					643

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.35		$4.35		$3,260
Site production and delivery, before net noncash and other costs shown below	1.90		1.13		848
By-product credits	(2.98)		—		—
Treatment charges	0.19		0.12		87
Export duties	0.28		0.16		123
Royalty on metals	0.27		0.16		125
Unit net cash (credits) costs	(0.34)		1.57		1,183
DD&A	0.78		0.47		350
Noncash and other costs, net	0.24	[b]	0.14		107
Total unit costs	0.68		2.18		1,640
Other revenue adjustments, primarily for pricing on prior period open sales	0.03		0.03		31
Gross profit per pound/ounce	$3.70		$2.20		$1,651

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$5,361		$1,392		$575
Treatment charges	(9)		135	[c]	—
Export duties	(202)		—		—
Royalty on metals	(199)		—		—
Noncash and other costs, net	—		175		—
Other revenue adjustments, primarily for pricing on prior period open sales	36		—		—
Indonesia operations	4,987		1,702		575
Other mining[d]	11,244		9,072		534
Corporate, other & eliminations	(2,921)		(2,736)		25
As reported in our consolidated financial statements	$13,310		$8,038		$1,134

a.Includes silver sales of 1.5 million ounces ($33.78 per ounce average realized price).
b.Includes charges totaling (i) $102 million ($0.14 per pound of copper) for operational readiness and startup costs associated with PTFI’s downstream processing facilities, (ii) $30 million ($0.04 per pound of copper) for remediation costs related to the October 2024 fire incident at the smelter that were not offset by recovery under PTFI’s construction insurance program, (iii) $24 million ($0.03 per pound of copper) related to the reversal of previously capitalized land lease costs at PTFI’s downstream processing facilities, (iv) $9 million ($0.01 per pound of copper) for feasibility and optimization studies and (v) $8 million ($0.01 per pound of copper) for an impairment charge. These charges were partly offset by a credit of $11 million ($0.01 per pound of copper) related to ARO adjustments.
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
a.Includes silver sales of 3.4 million ounces ($26.76 per ounce average realized price).
b.Includes charges totaling $34 million ($0.04 per pound of copper) related to the reversal of previously capitalized land lease costs at PTFI’s downstream processing facilities and $35 million ($0.04 per pound of copper) for operational readiness and startup costs associated with PTFI’s downstream processing facilities.
c.Represents tolling costs paid to PT Smelting.
d.Represents the combined total for our other segments as presented in Note 8.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended June 30,
(In millions)	2025	2024

Revenues, excluding adjustments[a]	$189	$144
Site production and delivery, before net noncash and other costs shown below	122	129
Treatment charges and other	9	6
Net cash costs	131	135
DD&A	26	16
Noncash and other costs, net	6	5
Total costs	163	156
Gross profit (loss)	$26	$(12)

Molybdenum sales (millions of recoverable pounds)[a]	9	7

Gross profit (loss) per pound of molybdenum:

Revenues, excluding adjustments[a]	$20.52	$20.71
Site production and delivery, before net noncash and other costs shown below	13.20	18.53
Treatment charges and other	1.00	0.88
Unit net cash costs	14.20	19.41
DD&A	2.83	2.30
Noncash and other costs, net	0.64	0.71
Total unit costs	17.67	22.42
Gross profit (loss) per pound	$2.85	$(1.71)

Reconciliation to Amounts Reported
		Production
Three Months Ended June 30, 2025	Revenues	and Delivery	DD&A
Totals presented above	$189	$122	$26
Treatment charges and other	(9)	—	—
Noncash and other costs, net	—	6	—
Molybdenum mines	180	128	26
Other mining[b]	8,911	5,590	628
Corporate, other & eliminations	(1,509)	(1,436)	14
As reported in our consolidated financial statements	$7,582	$4,282	$668

Three Months Ended June 30, 2024
Totals presented above	$144	$129	$16
Treatment charges and other	(6)	—	—
Noncash and other costs, net	—	5	—
Molybdenum mines	138	134	16
Other mining[b]	7,919	5,234	476
Corporate, other & eliminations	(1,433)	(1,493)	17
As reported in our consolidated financial statements	$6,624	$3,875	$509

a.Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.
b.Represents the combined total for our other mining operations as presented in Note 8. Also includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the U.S. copper mines and the Cerro Verde mine.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Six Months Ended June 30,
(In millions)	2025	2024

Revenues, excluding adjustments[a]	$375	$296
Site production and delivery, before net noncash and other costs shown below	238	245
Treatment charges and other	18	13
Net cash costs	256	258
DD&A	52	32
Noncash and other costs, net	12	8
Total costs	320	298
Gross profit (loss)	$55	$(2)

Molybdenum sales (millions of recoverable pounds)[a]	18	15

Gross profit (loss) per pound of molybdenum:

Revenues, excluding adjustments[a]	$20.43	$20.05
Site production and delivery, before net noncash and other costs shown below	12.95	16.63
Treatment charges and other	1.01	0.87
Unit net cash costs	13.96	17.50
DD&A	2.83	2.19
Noncash and other costs, net	0.63	0.51
Total unit costs	17.42	20.20
Gross profit (loss) per pound	$3.01	$(0.15)

Reconciliation to Amounts Reported

		Production
Six Months Ended June 30, 2025	Revenues	and Delivery	DD&A
Totals presented above	$375	$238	$52
Treatment charges and other	(18)	—	—
Noncash and other costs, net	—	12	—
Molybdenum mines	357	250	52
Other mining[b]	15,874	10,524	1,057
Corporate, other & eliminations	(2,921)	(2,736)	25
As reported in our consolidated financial statements	$13,310	$8,038	$1,134

Six Months Ended June 30, 2024
Totals presented above	$296	$245	$32
Treatment charges and other	(13)	—	—
Noncash and other costs, net	—	8	—
Molybdenum mines	283	253	32
Other mining[b]	15,554	10,229	1,039
Corporate, other & eliminations	(2,892)	(2,763)	33
As reported in our consolidated financial statements	$12,945	$7,719	$1,104

a.Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.
b.Represents the combined total for our other mining operations as presented in Note 8. Also includes amounts associated with the molybdenum sales company, which includes sales of molybdenum produced by the Molybdenum mines and by certain of the U.S. copper mines and the Cerro Verde mine.

CAUTIONARY STATEMENT

Our discussion and analysis contains forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections or expectations relating to business outlook, strategy, goals or targets, and the underlying assumptions and estimated impacts on our business and stakeholders related thereto; global market conditions, including trade policies; ore grades and milling rates; production and sales volumes; unit net cash costs (credits) and operating costs; capital expenditures; operating plans, including mine sequencing; cash flows; liquidity; the full production and ramp-up of PTFI’s downstream processing facilities; potential extension of PTFI’s IUPK beyond 2041; export licenses, export duties and export volumes, including PTFI’s ability to continue exports of copper concentrate until full ramp-up is achieved at its new smelter in Indonesia; timing of shipments of inventoried production; our sustainability-related commitments and targets; our overarching commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; achievement of our 2030 climate targets and our 2050 net zero aspiration; improvements in operating procedures and technology innovations and applications; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal and environmental proceedings; debt repurchases; and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “could,” “to be,” “potential,” “assumptions,” “guidance,” “aspirations,” “future,” “commitments,” “pursues,” “initiatives,” “objectives,” “opportunities,” “strategy” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable), and timing and amount of any share repurchases are at the discretion of our Board and management, respectively, and are subject to a number of factors, including not exceeding our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board or management, as applicable. Our share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper and gold; PTFI’s ability to export and sell or inventory copper concentrate through the full ramp-up of its new smelter in Indonesia; changes in export duties and tariff rates; achieving full production and ramp-up of PTFI’s downstream processing facilities; production rates; timing of shipments; price and availability of consumables and components we purchase as well as constraints on supply and logistics, and transportation services; changes in cash requirements, financial position, financing or investment plans; changes in general market, economic, geopolitical, regulatory or industry conditions, including market volatility regarding trade policies and tariff uncertainty; reductions in liquidity and access to capital; changes in tax laws and regulations; political and social risks, including the potential effects of violence in Indonesia, civil unrest in Peru, and relations with local communities and Indigenous Peoples; operational risks inherent in mining, with higher inherent risks in underground mining; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations, including the ability to smelt and refine or inventory; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; satisfaction of requirements in accordance with PTFI’s IUPK to extend mining rights from 2031 through 2041; process relating to the extension of PTFI’s IUPK beyond 2041; cybersecurity risks; any major public health crisis; labor relations, including labor-related work stoppages and increased costs; compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks, including availability of secure water supplies; impacts, expenses or results from litigation or investigations; tailings management; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2024 Form 10-K.

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

This report on Form 10-Q also contains measures such as net debt and unit net cash costs (credits) per pound of copper and molybdenum, which are not recognized under U.S. GAAP. Refer to “Operations – Unit Net Cash Costs” and “Operations – Unit Net Cash (Credits) Costs” for further discussion of unit net cash costs (credits) associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs (credits) by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements. Refer to “Net Debt” for reconciliations of consolidated debt, and consolidated cash and cash equivalents to net debt. For forward-looking unit net cash costs (credits) per pound of copper and molybdenum measures, we are unable to provide a reconciliation to the most comparable U.S. GAAP measure without unreasonable effort because estimating such U.S. GAAP measures and providing a meaningful reconciliation is extremely difficult and requires a level of precision that is unavailable for these future periods, and the information needed to reconcile these measures is dependent upon future events, many of which are outside of our control as described above. Forward-looking non-U.S. GAAP measures are estimated consistent with the relevant definitions and assumptions.

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the six-month period ended June 30, 2025. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2024 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q.

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of June 30, 2025.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended June 30, 2025.

The following table sets forth information with respect to shares of FCX common stock purchased by us during the quarter ended June 30, 2025, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
April 1-30, 2025	847,965	$29.48	847,965	$3,025,744,341
May 1-31, 2025	185,427	$37.75	185,427	$3,018,744,342
June 1-30, 2025	498,737	$40.10	498,737	$2,998,744,414
Total	1,532,129	$33.94	1,532,129
a.On November 1, 2021, our Board approved a share repurchase program authorizing repurchases of up to $3.0 billion of our common stock. On July 19, 2022, our Board authorized an increase in the share repurchase program up to $5.0 billion. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.

Item 4.Mine Safety Disclosures.

Our highest priority is the health, safety and well-being of our workforce. We believe health and safety considerations are integral to, and fundamental for, all other functions in our organization, and we understand that the health and safety of our workforce is critical to our operational efficiency and long-term success. Our global health and safety strategy, “Safe Production Matters,” is focused on fatality prevention, eliminating systemic root causes of incidents and continuous improvement through robust management systems, which are supported by leaders empowering our teams to work safely. Foundational to our Safe Production Matters strategy is our Fatal Risk Management (FRM) program. The goal of our FRM program is to achieve zero workplace fatalities by strengthening preventive measures and raising awareness of fatal risks and the measures necessary to mitigate them. The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K is included in Exhibit 95.1 to this quarterly report on Form 10-Q.

Item 5. Other Information.

During the quarter ended June 30, 2025, no director or officer of FCX adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1	PTFI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama and PT Indonesia Asahan Aluminium (Persero).		10-Q	001-11307-01	11/9/2018
2.2	Supplemental and Amendment Agreement to the PTFI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.		10-K	001-11307-01	2/15/2019
3.1	Composite Certificate of Incorporation of FCX.		10-Q	001-11307-01	8/7/2024
3.2	Amended and Restated By-Laws of FCX, effective as of June 11, 2024.		8-K	001-11307-01	6/12/2024
10.1*	FCX 2025 Stock Incentive Plan.		8-K	001-11307-01	6/12/2025
15.1	Letter from Ernst & Young LLP regarding unaudited interim financial statements.	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.	X
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

Date:  August 8, 2025
S-1