Form 10-Q
period 2025-09-30
FREEPORT-MCMORAN INC
filed 2025-11-06
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On October 31, 2025, there were issued and outstanding 1,435,930,660 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2025	December 31, 2024
	(In Millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,318	$3,923
Restricted cash and cash equivalents	230	888
Trade accounts receivable	916	578
Value added and other tax receivables	548	564
Inventories:
Product	2,864	3,038
Materials and supplies, net	2,633	2,382
Mill and leach stockpiles	1,501	1,388
Other current assets	554	535
Total current assets	13,564	13,296
Property, plant, equipment and mine development costs, net	40,257	38,514
Long-term mill and leach stockpiles	1,091	1,225
Other assets	1,916	1,813
Total assets	$56,828	$54,848

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,098	$4,057
Accrued income taxes	528	859
Current portion of debt	383	41
Current portion of environmental and asset retirement obligations	299	320
Dividends payable	218	219
Total current liabilities	5,526	5,496
Long-term debt, less current portion	8,915	8,907
Environmental and asset retirement obligations, less current portion	5,457	5,404
Deferred income taxes	4,359	4,376
Other liabilities	2,174	1,887
Total liabilities	26,431	26,070

Equity:
Stockholders’ equity:
Common stock	163	162
Capital in excess of par value	23,660	23,797
Retained earnings (accumulated deficit)	1,196	(170)
Accumulated other comprehensive loss	(310)	(314)
Common stock held in treasury	(6,024)	(5,894)
Total stockholders’ equity	18,685	17,581
Noncontrolling interests	11,712	11,197
Total equity	30,397	28,778
Total liabilities and equity	$56,828	$54,848

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In Millions, Except Per Share Amounts)
Revenues	$6,972	$6,790	$20,282	$19,735
Cost of sales:
Production and delivery	4,205	4,077	12,243	11,796
Depreciation, depletion and amortization	625	600	1,759	1,704
Total cost of sales	4,830	4,677	14,002	13,500
Selling, general and administrative expenses	131	117	412	384
Exploration and research expenses	55	38	140	115
Environmental obligations and shutdown costs	—	20	37	115
Gain on sales of assets	(16)	—	(16)	—
Total costs and expenses	5,000	4,852	14,575	14,114
Operating income	1,972	1,938	5,707	5,621
Interest expense, net	(107)	(72)	(259)	(249)
Other income, net	59	97	158	295
Income before income taxes and equity in affiliated companies’ net (losses) earnings	1,924	1,963	5,606	5,667
Provision for income taxes	(669)	(737)	(2,019)	(2,003)
Equity in affiliated companies’ net (losses) earnings	(8)	10	—	14
Net income	1,247	1,236	3,587	3,678
Net income attributable to noncontrolling interests	(573)	(710)	(1,789)	(2,063)
Net income attributable to common stockholders	$674	$526	$1,798	$1,615

Net income per share attributable to common stockholders:
Basic	$0.46	$0.36	$1.25	$1.12
Diluted	$0.46	$0.36	$1.24	$1.11

Weighted-average shares of common stock outstanding:
Basic	1,437	1,438	1,437	1,438
Diluted	1,443	1,444	1,443	1,445

Dividends declared per share of common stock	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(In Millions)
Net income	$1,247	$1,236	$3,587	$3,678

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	1	—	4	1
Foreign exchange gains	—	1	—	—
Other comprehensive income	1	1	4	1

Total comprehensive income	1,248	1,237	3,591	3,679
Total comprehensive income attributable to noncontrolling interests	(573)	(710)	(1,789)	(2,063)
Total comprehensive income attributable to common stockholders	$675	$527	$1,802	$1,616

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
	(In Millions)
Cash flow from operating activities:
Net income	$3,587	$3,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,759	1,704
Gain on sales of assets	(16)	—
Net charges for environmental and asset retirement obligations, including accretion	166	382
Payments for environmental and asset retirement obligations	(177)	(157)
Stock-based compensation	98	94
Net charges for defined pension and postretirement plans	43	29
Pension plan contributions	(29)	(58)
Deferred income taxes	(16)	36
Charges for social investment programs at PT Freeport Indonesia	77	81
Payments for social investment programs at PT Freeport Indonesia	(44)	(50)
Other, net	(21)	14
Changes in working capital and other:
Accounts receivable	(433)	93
Inventories	(113)	(301)
Other current assets	46	(24)
Accounts payable and accrued liabilities	283	(79)
Accrued income taxes and timing of other tax payments	(293)	282
Net cash provided by operating activities	4,917	5,724

Cash flow from investing activities:
Capital expenditures:
U.S. copper mines	(843)	(743)
South America operations	(287)	(272)
Indonesia operations	(1,927)	(2,203)
Molybdenum mines	(74)	(88)
Other	(358)	(263)
PT Freeport Indonesia smelter fire insurance recoveries	25	—
Acquisition of additional ownership interest in Cerro Verde	—	(210)
Loans to PT Smelting for expansion	—	(28)
Proceeds from sales of assets and other, net	22	10
Net cash used in investing activities	(3,442)	(3,797)

Cash flow from financing activities:
Proceeds from debt	2,180	1,948
Repayments of debt	(1,843)	(1,699)
Finance lease payments	(24)	(38)
Cash dividends and distributions paid:
Common stock	(649)	(649)
Noncontrolling interests	(1,274)	(1,269)
Treasury stock purchases	(107)	(59)
Proceeds from exercised stock options	6	27
Payments for withholding of employee taxes related to stock-based awards	(22)	(35)
Net cash used in financing activities	(1,733)	(1,774)

Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(258)	153
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	4,911	6,063
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$4,653	$6,216
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
	Common Stock			Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at June 30, 2025	1,626	$163	$23,642	$738	$(311)	191	$(6,024)	$18,208	$11,788	$29,996
Exercised and issued stock-based awards	—	—	3	—	—	—	—	3	—	3
Stock-based compensation, including the tender of shares	—	—	15	—	—	—	—	15	(2)	13
Dividends	—	—	—	(216)	—	—	—	(216)	(649)	(865)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Net income attributable to common stockholders	—	—	—	674	—	—	—	674	—	674
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	573	573
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at September 30, 2025	1,626	$163	$23,660	$1,196	$(310)	191	$(6,024)	$18,685	$11,712	$30,397

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at June 30, 2024	1,624	$162	$24,321	$(970)	$(274)	186	$(5,835)	$17,404	$11,282	$28,686
Exercised and issued stock-based awards	—	—	1	—	—	—	—	1	—	1
Stock-based compensation, including the tender of shares	—	—	13	—	—	—	—	13	1	14
Treasury stock purchases	—	—	—	—	—	1	(59)	(59)	—	(59)
Acquisition of additional ownership interest in Cerro Verde	—	—	(125)	—	—	—	—	(125)	(90)	(215)
Dividends	—	—	(216)	—	—	—	—	(216)	(584)	(800)
Change in consolidated subsidiary ownership interests	—	—	3	—	—	—	—	3	(1)	2
Net income attributable to common stockholders	—	—	—	526	—	—	—	526	—	526
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	710	710
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at September 30, 2024	1,624	$162	$23,997	$(444)	$(273)	187	$(5,894)	$17,548	$11,318	$28,866
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited) (continued)
NINE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
	Common Stock			(Accum-ulated Deficit) Retained Earnings	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2024	1,624	$162	$23,797	$(170)	$(314)	187	$(5,894)	$17,581	$11,197	$28,778
Exercised and issued stock-based awards	2	1	4	—	—	—	—	5	—	5
Stock-based compensation, including the tender of shares	—	—	75	—	—	1	(23)	52	(2)	50
Treasury stock purchases	—	—	—	—	—	3	(107)	(107)	—	(107)
Dividends	—	—	(216)	(432)	—	—	—	(648)	(1,274)	(1,922)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Net income attributable to common stockholders	—	—	—	1,798	—	—	—	1,798	—	1,798
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,789	1,789
Other comprehensive income	—	—	—	—	4	—	—	4	—	4
Balance at September 30, 2025	1,626	$163	$23,660	$1,196	$(310)	191	$(6,024)	$18,685	$11,712	$30,397

	Stockholders’ Equity
	Common Stock			Accum-ulated Deficit	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2023	1,619	$162	$24,637	$(2,059)	$(274)	184	$(5,773)	$16,693	$10,617	$27,310
Exercised and issued stock-based awards	5	—	54	—	—	1	(28)	26	—	26
Stock-based compensation, including the tender of shares	—	—	77	—	—	1	(34)	43	(2)	41
Treasury stock purchases	—	—	—	—	—	1	(59)	(59)	—	(59)
Acquisition of additional ownership interest in Cerro Verde	—	—	(125)	—	—	—	—	(125)	(90)	(215)
Dividends	—	—	(649)	—	—	—	—	(649)	(1,269)	(1,918)
Change in consolidated subsidiary ownership interests	—	—	3	—	—	—	—	3	(1)	2
Net income attributable to common stockholders	—	—	—	1,615	—	—	—	1,615	—	1,615
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	2,063	2,063
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at September 30, 2024	1,624	$162	$23,997	$(444)	$(273)	187	$(5,894)	$17,548	$11,318	$28,866

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2024 (2024 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the nine-month period ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Dollar amounts in tables are stated in millions, except per share amounts.

Subsequent Events. FCX evaluated events after September 30, 2025, and through the date the consolidated financial statements were issued and determined any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$1,247	$1,236	$3,587	$3,678
Net income attributable to noncontrolling interests	(573)	(710)	(1,789)	(2,063)
Undistributed dividends and earnings allocated to participating securities	(7)	(6)	(7)	(6)
Net income attributable to common stockholders	$667	$520	$1,791	$1,609

Basic weighted-average shares of common stock outstanding	1,437	1,438	1,437	1,438
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units	6	6	6	7
Diluted weighted-average shares of common stock outstanding	1,443	1,444	1,443	1,445

Net income per share attributable to common stockholders:
Basic	$0.46	$0.36	$1.25	$1.12
Diluted	$0.46	$0.36	$1.24	$1.11

Shares associated with outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. There were no shares of common stock associated with outstanding stock options excluded in any of the periods shown above.

NOTE 3. INCOME TAXES

Geographic sources of FCX’s (provision) benefit for income taxes follow:

	Nine Months Ended
	September 30,
	2025	2024
U.S.	$(4)	$30
International	(2,015)	(2,033)
Total	$(2,019)	$(2,003)

FCX’s consolidated effective income tax rate is a function of the various rates in the jurisdictions where it operates and was 36% for the first nine months of 2025 and 35% for the first nine months of 2024. The provision for income taxes for the first nine months of 2024 included net benefits of $182 million related to closure of PT Freeport Indonesia’s (PTFI) 2021 corporate income tax audit and resolution of the framework for disputed tax matters.

During the first nine months of 2025 and 2024, FCX’s U.S. operations projected full-year net losses that would not result in a realized tax benefit; accordingly, applicable accounting rules required FCX to adjust its estimated annual effective tax rate to exclude the impact of U.S. net losses.

On July 4, 2025, the President signed into law H.R.1 (also referred to as the One Big Beautiful Bill Act), which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain provisions of the Tax Cuts & Jobs Act of 2017. FCX does not expect H.R.1 to have a material impact on its consolidated financial results.

NOTE 4. DEBT AND EQUITY

The components of debt follow:

	September 30, 2025	December 31, 2024
PTFI revolving credit facility	$250	$250
Senior notes and debentures:
Issued by FCX	5,285	5,281
Issued by PTFI	2,985	2,983
Issued by Freeport Minerals Corporation	352	353
Atlantic Copper[a]	403	57
Other	23	24
Total debt	9,298	8,948
Less current portion of debt	(383)	(41)
Long-term debt	$8,915	$8,907
a.Includes short-term lines of credit used for working capital requirements, with interest rates primarily based on the Secured Overnight Financing Rate plus a spread.

Revolving Credit Facilities. FCX and PTFI have a $3.0 billion, unsecured revolving credit facility that matures in October 2027. Under the terms of the revolving credit facility, FCX may obtain loans and issue letters of credit in an aggregate amount of up to $3.0 billion, with a $1.5 billion sublimit on the issuance of letters of credit and a $500 million limit on PTFI’s borrowing capacity. At September 30, 2025, there were no borrowings and $5 million in letters of credit issued under FCX’s revolving credit facility.

At September 30, 2025, PTFI had $250 million in borrowings outstanding under its $1.75 billion unsecured revolving credit facility that matures in November 2028, and Cerro Verde had no borrowings outstanding under its $350 million unsecured revolving credit facility that matures in May 2027.
At September 30, 2025, FCX, PTFI and Cerro Verde were in compliance with each of their respective credit facility’s covenants.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $182 million in third-quarter 2025, $173 million in third-quarter 2024, $537 million for the first nine months of 2025 and $529 million for the first nine months of 2024.

Capitalized interest, which primarily related to FCX’s mining operations’ capital projects, including construction and development of PTFI’s new smelter and precious metals refinery (collectively, PTFI’s downstream processing facilities), totaled $75 million in third-quarter 2025, $101 million in third-quarter 2024, $278 million for the first nine months of 2025 and $280 million for the first nine months of 2024.

Share Repurchase Program and Dividends. During the first nine months of 2025, FCX acquired 2.9 million shares of its common stock for a total cost of $107 million ($36.41 average cost per share). As of October 31, 2025, FCX has acquired a total of 52 million shares ($38.51 average cost per share) and has $3.0 billion available under its current share repurchase program.

On September 24, 2025, FCX’s Board of Directors (Board) declared cash dividends totaling $0.15 per share on its common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on November 3, 2025, to shareholders of record as of October 15, 2025.

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

Derivatives Designated as Hedging Instruments - Fair Value Hedges.
Copper Futures and Swap Contracts. Some of FCX’s North America copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the nine-month periods ended September 30, 2025 and 2024. At September 30, 2025, FCX held copper futures and swap contracts that qualified for hedge accounting for 117 million pounds at an average contract price of $4.75 per pound, with maturities through September 2027.

Summary of (Losses) Gains. A summary of realized and unrealized (losses) gains recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$(23)	$12	$44	$22
Hedged item – firm sales commitments	23	(12)	(44)	(22)

Realized gains:
Matured derivative financial instruments	1	—	31	29

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

A summary of FCX’s embedded derivatives at September 30, 2025, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	402	$4.43	$4.65	February 2026
Gold (thousands of ounces)	53	3,429	3,833	October 2025
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	111	4.43	4.65	December 2025

Copper Forward Contracts. Atlantic Copper, FCX’s wholly owned smelting and refining unit in Spain, enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At September 30, 2025, Atlantic Copper held net copper forward sales contracts for 52 million pounds at an average contract price of $4.51 per pound, with maturities through November 2025.

Summary of Gains (Losses). A summary of realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Embedded derivatives in provisional sales contracts:[a]
Copper	$82	$29	$232	$276
Gold and other metals	71	81	131	170
Copper forward contracts[b]	(7)	(19)	(47)	(45)
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Credit Risk. FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of September 30, 2025, the maximum amount of credit exposure associated with derivative transactions was $131 million.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents. The following table provides a reconciliation of total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows:

	September 30, 2025		December 31, 2024
Balance sheet components:
Cash and cash equivalents	$4,318		$3,923
Restricted cash and cash equivalents, current	230	[a]	888	[b]
Restricted cash and cash equivalents, long-term - included in other assets	105		100
Total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,653		$4,911
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

	At September 30, 2025
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$29	$29	$29	$—	$—	$—
Equity securities	27	27	—	27	—	—
Total	56	56	29	27	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	70	70	70	—	—	—
Government mortgage-backed securities	59	59	—	—	59	—
Corporate bonds	35	35	—	—	35	—
Government bonds and notes	31	31	—	—	31	—
Money market funds	20	20	—	20	—	—
Asset-backed securities	14	14	—	—	14	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	230	230	70	20	140	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	109	109	—	—	109	—
Copper futures and swap contracts	18	18	—	11	7	—
Copper forward contracts	4	4	—	2	2	—
Total	131	131	—	13	118	—

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	24	24	—	—	24	—
Copper futures and swap contracts	3	3	—	—	3	—
Copper forward contracts	11	11	—	6	5	—
Total	38	38	—	6	32	—

Debt[d]	9,298	9,363	—	—	9,363	—

	At December 31, 2024
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$27	$27	$27	$—	$—	$—
Equity securities	9	9	—	9	—	—
Total	36	36	27	9	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	66	66	66	—	—	—
Government mortgage-backed securities	54	54	—	—	54	—
Government bonds and notes	34	34	—	—	34	—
Corporate bonds	31	31	—	—	31	—
Money market funds	19	19	—	19	—	—
Asset-backed securities	12	12	—	—	12	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	217	217	66	19	132	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	10	10	—	—	10	—
Copper forward contracts	10	10	—	4	6	—
Total	20	20	—	4	16	—

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	60	60	—	—	60	—
Copper futures and swap contracts	28	28	—	17	11	—
Copper forward contracts	1	1	—	1	—	—
Total	89	89	—	18	71	—

Debt[d]	8,948	8,807	—	—	8,807	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes restricted cash and cash equivalents (which approximated fair value), primarily associated with talc-related litigation at September 30, 2025, and PTFI’s export proceeds at December 31, 2024. Refer to Note 5.
c.Refer to Note 5 for further discussion.
d.Recorded at cost except for debt assumed in the 2007 acquisition of Freeport Minerals Corporation (FMC), which was recorded at fair value at the acquisition date.

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

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at September 30, 2025, as compared with those techniques used at December 31, 2024.

NOTE 7. CONTINGENCIES AND COMMITMENTS

Environmental
There were no significant updates to environmental obligations included in Note 10 of FCX’s 2024 Form 10-K, other than as discussed below.

As a result of the 2007 acquisition of FMC, FCX recorded FMC environmental obligations at fair value on the acquisition date in accordance with business combination accounting guidance. In connection with FCX’s ongoing review and monitoring of these environmental remediation sites, FCX identified specific projects with environmental obligations where it can no longer be concluded that a probable liability exists. Accordingly, during third-quarter 2025, FCX recorded reductions totaling $81 million to the related environmental obligations reflecting closure of these projects.

Historical Smelter Sites. In July 2025, the New Jersey Department of Environmental Protection accepted FCX’s proposal for alternative remediation standards for sediment remediation in Arthur Kill, the water body adjacent to the former Carteret smelter site, which resulted in a $46 million increase to the related environmental obligation.

In third-quarter 2025, FCX also recorded an increase to its environmental obligation associated with the Carteret smelter site totaling $19 million based on updated cost estimates for the remediation work.

Litigation
There were no significant updates to previously reported legal proceedings included in Note 10 of FCX’s 2024 Form 10-K, other than the matter discussed below.

Asbestos and Talc Claims. The claimants in both the Imerys Talc America (Imerys) and Cyprus Mines Corporation (Cyprus Mines) bankruptcy cases previously approved a global settlement, which remains subject to bankruptcy court approvals in both cases. During third-quarter 2025, the parties agreed that “foreign claimants” (as defined in the amended plan) would not be discharged. In accordance with the global settlement, as amended, Cyprus Amax Minerals Company (CAMC), an indirect wholly owned subsidiary of FCX and Cyprus Mines’ parent company, agreed to contribute $195 million in the aggregate over seven years to a proposed claimant trust. There can be no assurance that the amended plan will be approved by the bankruptcy court.

In addition, in 2024, Cyprus Mines and Imerys entered into a settlement agreement with Johnson & Johnson (J&J), which became effective in February 2025. In accordance with the settlement agreement, (i) all indemnity claims against J&J were released, and Imerys and Cyprus Mines waived claims against insurers that could lead to the insurers asserting claims against J&J; (ii) J&J agreed to pay $505 million to Imerys and Cyprus Mines (shared 50/50 between the two parties); and (iii) J&J agreed to remit recoveries of certain legacy insurance claims to Imerys and Cyprus Mines. In accordance with the settlement, Cyprus Mines received cash of $230 million during the first nine months of 2025, with $48 million remaining to be received by early 2026. At September 30, 2025, FCX had a total litigation reserve of $477 million associated with the global settlement, including $278 million associated with the J&J settlement and $4 million for potential foreign claims.

Indonesia Matters
Refer to Notes 10, 11 and 12 of FCX’s 2024 Form 10-K for further discussion of Indonesia matters.

Grasberg Minerals District Mud Rush Incident. On September 8, 2025, PTFI experienced a mud rush incident that resulted in seven fatalities. During the incident, which was unprecedented in PTFI’s multi-decade history of block cave mining in the Grasberg minerals district, a sudden rush of approximately 800,000 metric tons of wet material entered the Grasberg Block Cave underground mine from the former Grasberg open pit and traveled rapidly to multiple levels of the mine, including a service level where seven team members were later found deceased.

Mining operations were temporarily suspended following the incident to prioritize the recovery of the seven team members fatally injured during the incident and to conduct an investigation into the root cause of the incident. The recovery efforts were completed on October 5, 2025, and the investigation is advancing toward completion. Damage assessments, which are expected to be completed by year-end 2025, are being conducted in parallel with ongoing mud removal activities.

In late October 2025, PTFI restarted operations at the unaffected Big Gossan and Deep Mill Level Zone underground mines.

Smelting operations in Indonesia operated with limited availability since the incident and both smelters are currently on stand-by status pending the delivery of copper concentrate.

FCX and PTFI, including external experts, are completing an investigation of the root cause of the incident and to identify actions required to safeguard against recurrence. In parallel, and in coordination with Indonesia government authorities, future production plans are being evaluated and damage assessments are being completed.

During third-quarter 2025, PTFI recorded charges totaling $195 million associated with the mud rush incident, including $152 million for idle facility costs and $43 million related to recovery efforts. During the phased restart and ramp-up of operations in fourth-quarter 2025 and in 2026, a portion of PTFI’s cost of sales are expected to be recognized as idle facility costs, which are non-inventoriable costs.

As of September 30, 2025, PTFI had limited access to the area where the incident occurred and was unable to adequately assess damage to the impacted assets. Accordingly, no impairment charges were recorded in third-quarter 2025. Upon completion of damage assessments and evaluation of the affected infrastructure in fourth-quarter 2025, PTFI expects to write-off the carrying value of assets determined to be damaged beyond repair. Furthermore, FCX does not believe the incident indicates a broader impairment of PTFI’s long-lived mining assets based on PTFI’s reserve life, favorable market outlook for metal prices and expected resumption of operations at the Grasberg Block Cave underground mine in the near term.

PTFI is seeking recovery of damages under its property and business interruption insurance policies, which cover up to $1.0 billion in losses (subject to a limit of $0.7 billion on underground incidents), after a $0.5 billion deductible. PTFI’s ability to recover damages under its insurance coverage with respect to the mud rush incident is subject to certain conditions. Any amounts recoverable under PTFI’s insurance policies will be reflected in future periods in which recovery is considered realizable in accordance with the gain contingency accounting guidance.

As a result of the incident and impact on operations, PTFI has also notified certain commercial counterparties of a force majeure under its contracts.

Concentrate Exports. PTFI’s copper concentrate export license for 1.4 million metric tons of copper concentrate (subject to a 7.5% export duty) expired on September 16, 2025.

Long-Term Mining Rights. With the completion of PTFI’s downstream processing facilities during 2025, FCX and PTFI have advanced discussions with the Indonesia government for a long-term extension of PTFI’s operating rights beyond the current expiration of 2041. An extension would enable continuity of large-scale operations for the benefit of all stakeholders and provide growth options through additional resource development opportunities in the highly attractive Grasberg minerals district.

PTFI is preparing its application for a long-term extension expected to cover the life of the resource, which is expected to be submitted in fourth-quarter 2025. In connection with the extension, PTFI expects to pursue additional exploration, conduct studies for future additional development and expand its social programs. FCX expects to maintain its ownership interest of approximately 49% through 2041 and would transfer an additional interest in PTFI to a state-owned enterprise beginning in 2042, leaving FCX to hold an approximately 37% interest. FCX also expects the existing governance agreements would continue over the life of the resource.

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

Product Revenues. FCX’s revenues attributable to the products it sold for the third quarters and for the first nine months of 2025 and 2024 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Copper:
Concentrate	$1,967	$1,788	$5,376	$5,204
Cathode	1,817	2,072	6,015	6,304
Rod and other refined copper products	1,330	1,012	3,259	2,939
Purchased copper[a]	18	150	489	558
Gold	1,204	1,394	3,512	3,497
Molybdenum	504	450	1,425	1,339
Silver and other	223	173	535	470
Adjustments to revenues:
PTFI export duties[b]	(135)	(129)	(337)	(360)
Royalty expense[c]	(107)	(131)	(310)	(344)
Treatment charges[d]	(2)	(99)	(45)	(318)
Revenues from contracts with customers	6,819	6,680	19,919	19,289
Embedded derivatives[e]	153	110	363	446
Total consolidated revenues	$6,972	$6,790	$20,282	$19,735
a.FCX purchases copper cathode primarily for processing by its U.S. Rod & Refining operations. During 2025, FCX has been able to meet customer demand for copper rod with copper cathode produced by its U.S. copper mines and South America operations, resulting in a decrease in purchased copper volumes.
b.Prior to the expiration of its export license on September 16, 2025, PTFI was assessed export duties on copper concentrate sales at a rate of 7.5%.
c.Reflects royalties on sales from PTFI and Cerro Verde that will vary with the volume of metal sold and prices.
d.Revenues from our copper concentrate sales are recorded net of treatment charges, which will vary with the sales volumes and the price of copper. The 2025 periods primarily reflect lower treatment charge rates as a result of favorable market conditions.
e.Refer to Note 5 for discussion of embedded derivatives related to FCX’s provisionally priced copper concentrate and cathode sales contracts.

Financial Information by Business Segment

												Atlantic	Corporate,
	U.S. Copper Mines			South America Operations							U.S.	Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Operations		Mines	Refining	& Refining	nations		Total
Three Months Ended September 30, 2025
Revenues:
Unaffiliated customers	$46	$12	$58	$979		$204	$1,183	$2,675		$—	$1,774	$768	$514	[a]	$6,972
Intersegment	653	1,229	1,882	226		5	231	—		177	12	6	(2,308)		—
Production and delivery	499	895	1,394	636		166	802	1,024	[b]	150	1,773	753	(1,691)		4,205
Depreciation, depletion and amortization (DD&A)	55	79	134	97		17	114	331	[b]	22	2	7	15		625
Selling, general and administrative expenses	—	1	1	2		—	2	36		—	—	7	85		131
Exploration and research expenses	11	4	15	3		—	3	2		—	—	—	35		55
Gain on sales of assets	—	—	—	—		—	—	—		—	—	—	(16)		(16)
Operating income (loss)	134	262	396	467		26	493	1,282		5	11	7	(222)		1,972
Interest expense, net	—	—	—	(5)		—	(5)	(25)		—	—	(8)	(69)		(107)
Other (expense) income, net	(1)	3	2	17		6	23	16		—	(1)	(1)	20		59
(Provision for) benefit from income taxes	—	—	—	(192)		(10)	(202)	(466)		—	—	3	(4)		(669)
Equity in affiliated companies’ net (losses) earnings	—	—	—	—		—	—	(9)		—	—	—	1		(8)
Net (income) loss attributable to noncontrolling interests	—	—	—	(143)		(2)	(145)	(436)		—	—	—	8		(573)
Net income attributable to common stockholders															$674

Total assets at September 30, 2025	3,289	7,342	10,631	8,290		2,147	10,437	27,464		2,037	389	1,615	4,255		56,828
Capital expenditures	66	249	315	99		11	110	483		28	19	42	59		1,056

Three Months Ended September 30, 2024
Revenues:
Unaffiliated customers	$40	$12	$52	$886		$237	$1,123	$2,856		$—	$1,560	$759	$440	[a]	$6,790
Intersegment	553	986	1,539	193		—	193	126		132	11	6	(2,007)		—
Production and delivery	492	811	1,303	630	[c]	187	817	918		140	1,562	754	(1,417)	[d]	4,077
DD&A	47	62	109	92		18	110	340		19	2	6	14		600
Selling, general and administrative expenses	—	1	1	2		—	2	32		—	—	6	76		117
Exploration and research expenses	4	4	8	3		(1)	2	2		—	—	—	26		38
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	20		20
Operating income (loss)	50	120	170	352		33	385	1,690		(27)	7	(1)	(286)		1,938
Interest expense, net	—	—	—	(6)		—	(6)	(10)		—	—	(10)	(46)		(72)
Other (expense) income, net	(1)	10	9	22		(2)	20	42		—	(1)	(7)	34		97
(Provision for) benefit from income taxes	—	—	—	(148)		(10)	(158)	(625)		—	—	(1)	47		(737)
Equity in affiliated companies’ net earnings	—	—	—	—		—	—	6		—	—	—	4		10
Net (income) loss attributable to noncontrolling interests	—	—	—	(114)	[e]	(12)	(126)	(601)		—	—	—	17		(710)
Net income attributable to common stockholders															$526

Total assets at September 30, 2024	3,172	6,647	9,819	8,276		2,013	10,289	27,474		1,955	294	1,491	4,078		55,400
Capital expenditures	48	215	263	82		18	100	713		25	7	28	63		1,199

Financial Information by Business Segment (continued)

												Atlantic	Corporate,
	U.S. Copper Mines			South America Operations							U.S.	Copper	Other
				Cerro				Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Operations		Mines	Refining	& Refining	nations		Total
Nine Months Ended September 30, 2025
Revenues:
Unaffiliated customers	$192	$184	$376	$2,732		$599	$3,331	$7,658		$—	$5,090	$2,335	$1,492	[a]	$20,282
Intersegment	1,706	3,202	4,908	593		127	720	4		534	29	12	(6,207)		—
Production and delivery	1,353	2,467	3,820	1,813		545	2,358	2,726	[b]	400	5,088	2,278	(4,427)	[f]	12,243
DD&A	151	225	376	282		56	338	906	[b]	74	4	21	40		1,759
Selling, general and administrative expenses	1	2	3	5		1	6	98		—	—	23	282		412
Exploration and research expenses	25	15	40	9		2	11	5		1	—	—	83		140
Environmental obligations and shutdown costs	(7)	—	(7)	—		—	—	—		—	—	—	44		37
Gain on sales of assets	—	—	—	—		—	—	—		—	—	—	(16)		(16)
Operating income (loss)	375	677	1,052	1,216		122	1,338	3,927		59	27	25	(721)		5,707
Interest expense, net	—	(1)	(1)	(13)		—	(13)	(50)		—	—	(26)	(169)		(259)
Other (expense) income, net	(3)	7	4	69		7	76	47		(1)	(2)	(20)	54		158
Provision for income taxes	—	—	—	(502)		(44)	(546)	(1,431)		—	—	(9)	(33)		(2,019)
Equity in affiliated companies’ net earnings	—	—	—	—		—	—	—		—	—	—	—		—
Net income attributable to noncontrolling interests	—	—	—	(374)		(23)	(397)	(1,359)		—	—	—	(33)		(1,789)
Net income attributable to common stockholders															$1,798

Capital expenditures	195	648	843	251		36	287	1,927		74	62	130	166		3,489

Nine Months Ended September 30, 2024
Revenues:
Unaffiliated customers	$90	$62	$152	$2,787		$699	$3,486	$7,689		$—	$4,742	$2,330	$1,336	[a]	$19,735
Intersegment	1,680	2,797	4,477	477		—	477	386		415	32	8	(5,795)		—
Production and delivery	1,389	2,289	3,678	1,912	[c]	538	2,450	2,451		393	4,741	2,263	(4,180)	[d]	11,796
DD&A	140	187	327	281		51	332	923		51	4	20	47		1,704
Selling, general and administrative expenses	1	2	3	6		—	6	93		—	—	21	261		384
Exploration and research expenses	13	21	34	9		2	11	8		—	—	—	62		115
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	115		115
Operating income (loss)	227	360	587	1,056		108	1,164	4,600		(29)	29	34	(764)		5,621
Interest expense, net	—	(1)	(1)	(16)		—	(16)	(17)		—	—	(28)	(187)		(249)
Other (expense) income, net	(1)	9	8	38		11	49	110		—	(1)	1	128		295
(Provision for) benefit from income taxes	—	—	—	(430)		(45)	(475)	(1,524)	[g]	—	—	11	(15)		(2,003)
Equity in affiliated companies’ net earnings	—	—	—	—		—	—	7		—	—	—	7		14
Net income attributable to noncontrolling interests	—	—	—	(332)	[e]	(48)	(380)	(1,664)	[g]	—	—	—	(19)		(2,063)
Net income attributable to common stockholders															$1,615

Capital expenditures	139	604	743	209		63	272	2,203		88	23	88	152		3,569

Financial Information by Business Segment (continued)
a.Includes revenues from the molybdenum sales company, which includes sales of molybdenum produced by FCX’s primary molybdenum mines and by certain of the U.S. copper mines and the Cerro Verde mine.
b.Includes charges totaling $195 million in the third quarter and first nine months of 2025 associated with the September 2025 mud rush incident, consisting of $128 million of idle facility costs and $43 million of recovery expenses that were recorded to production and delivery costs, and $24 million of DD&A associated with idle facilities.
The third quarter and first nine months of 2025 also include $26 million and $56 million, respectively, recorded to production and delivery costs for remediation related to the October 2024 fire incident at the smelter not recoverable under PTFI’s construction insurance program.
In addition, the third quarter and first nine months of 2025 include $39 million of tolling fees recorded to production and delivery costs that were recognized as idle facility costs associated with PT Smelting’s (PTFI’s 66%-owned smelter and refinery in Gresik, Indonesia) planned maintenance turnaround.
c.Includes $34 million in third-quarter 2024 and $99 million for the first nine months of 2024 of nonrecurring labor-related charges at Cerro Verde associated with new collective labor agreements.
d.Includes charges for oil and gas properties associated with the write down of a historical contingent consideration asset totaling $32 million in the third quarter and first nine months of 2024. The first nine months of 2024 also includes $99 million for assumed oil and gas abandonment obligations (and related adjustments) resulting from bankruptcies of other companies.
e.Prior to September 2024, FCX’s interest in Cerro Verde was 53.56%.
f.Includes charges totaling $73 million for the first nine months of 2025 associated with planned maintenance turnaround costs at the Miami smelter.
g.Includes a net benefit to income taxes totaling $182 million for the first nine months of 2024 associated with the closure of PTFI’s 2021 corporate income tax audit and resolution of the framework for disputed tax matters. FCX's economic and ownership interest in PTFI is 48.76% except for net income associated with the settlement of these historical tax matters, which was attributed based on the economics prior to January 1, 2023 (i.e., approximately 81% to FCX and 19% to PT Mineral Industri Indonesia). Refer to Note 2 of FCX’s 2024 Form 10-K for further discussion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Freeport-McMoRan Inc. (the Company) as of September 30, 2025, the related consolidated statements of income, comprehensive income, and equity for the three- and nine-month periods ended September 30, 2025 and 2024, the related consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024, and the related notes (collectively referred to as the “consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 6, 2025

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

As a leading global supplier of copper and other metals with large-scale production, significant reserves and resources and an attractive pipeline for future growth, we are focused on the important role we play to provide copper, gold and molybdenum reliably and responsibly to a world with growing demand for metals.

We continue to incorporate new applications, technologies and data analytics into our leaching processes, and are applying operational enhancements on a larger scale and advancing testing of innovative technology to increase production from these initiatives. We are targeting annual production of 300 million pounds of copper in 2026 from these initiatives and believe we have the potential for further significant increases in recoverable metal beyond the current target run rate. Continued success with these initiatives would be expected to contribute to favorable adjustments in recoverable copper in leach stockpiles and favorably impact average unit net cash costs.

Our third-quarter 2025 results were impacted by the tragic mud rush incident that occurred on September 8, 2025, in the Grasberg minerals district. The entire FCX organization is grieving the loss of our seven team members and we remain steadfast in our commitment to prioritize the safety of our workforce above all else. Refer to further discussion of the mud rush incident below.

Net income attributable to common stockholders totaled $674 million in third-quarter 2025 and $1.8 billion for the first nine months of 2025, compared with $526 million in third-quarter 2024 and $1.6 billion for first nine months of 2024. Higher net income in the 2025 periods, compared to the 2024 periods, primarily reflects higher operating income from our U.S. and South America mining operations, partly offset by lower financial results from Indonesia operations as a result of the mud rush incident. Refer to “Consolidated Results” for further discussion.

At September 30, 2025, we had consolidated debt of $9.3 billion and consolidated cash and cash equivalents of $4.3 billion. Net debt totaled $1.75 billion, excluding $3.2 billion of debt for PT Freeport Indonesia’s (PTFI) new smelter and precious metals refinery (PMR) (collectively, PTFI’s downstream processing facilities). Refer to “Net Debt” for a reconciliation of consolidated debt and consolidated cash and cash equivalents to net debt.

At September 30, 2025, we had $3.0 billion of availability under our revolving credit facility, and PTFI and Cerro Verde had $1.5 billion and $350 million, respectively, of availability under their revolving credit facilities.

Refer to Note 4 and “Capital Resources and Liquidity” for further discussion.

GRASBERG MINERALS DISTRICT MUD RUSH INCIDENT

On September 8, 2025, PTFI experienced a mud rush incident that resulted in seven fatalities. During the incident, which was unprecedented in PTFI’s multi-decade history of block cave mining in the Grasberg minerals district, a sudden rush of approximately 800,000 metric tons of wet material entered the Grasberg Block Cave underground mine from the former Grasberg open pit and traveled rapidly to multiple levels of the mine, including a service level where seven team members were later found deceased.

Mining operations were temporarily suspended following the incident to prioritize the recovery of the seven team members fatally injured during the incident and to conduct an investigation into the root cause of the incident. The recovery efforts were completed on October 5, 2025, and the investigation is advancing toward completion. Damage assessments, which are expected to be completed by year-end 2025, are being conducted in parallel with ongoing mud removal activities.

In late October 2025, PTFI restarted operations at the unaffected Big Gossan and Deep Mill Level Zone (DMLZ) underground mines. A phased restart and ramp-up of the Grasberg Block Cave underground mine is anticipated to begin during 2026.

Smelting operations in Indonesia operated with limited availability since the incident, and both smelters are currently on stand-by status pending the delivery of copper concentrate. We expect higher variability between PTFI production and sales until PTFI’s downstream processing facilities achieve normalized operating rates.

We and PTFI, including external experts, are completing an investigation of the root cause of the incident and to identify actions required to safeguard against recurrence. In parallel, and in coordination with Indonesia government authorities, future production plans are being evaluated and damage assessments are being completed.

During third-quarter 2025, PTFI recorded charges totaling $195 million associated with the mud rush incident, including $152 million for idle facility costs and $43 million related to recovery efforts. During the phased restart and ramp-up of operations in fourth-quarter 2025 and in 2026, a portion of PTFI’s cost of sales are expected to be recognized as idle facility costs, which are non-inventoriable costs.

As of September 30, 2025, PTFI had limited access to the area where the incident occurred and was unable to adequately assess damage to the impacted assets. Accordingly, no impairment charges were recorded in third-quarter 2025. Upon completion of damage assessments and evaluation of the affected infrastructure in fourth-quarter 2025, PTFI expects to write-off the carrying value of assets determined to be damaged beyond repair. Furthermore, we do not believe the incident indicates a broader impairment of PTFI’s long-lived mining assets based on PTFI’s reserve life, favorable market outlook for metal prices and expected resumption of operations at the Grasberg Block Cave underground mine in the near term.

While evaluation of PTFI’s operating plans, including production and sales estimates and cost and capital budgets are ongoing, and revised plans are expected to be finalized following completion of the investigation and damage assessments, we expect the incident to have a significant impact on our fourth-quarter 2025 and 2026 operating and financial results. FCX plans to hold a conference call with analysts and investors on November 18, 2025, to provide a report on the investigation of the mud rush incident and present FCX’s multi-year operational and financial outlook, including for PTFI.

PTFI is seeking recovery of damages under its property and business interruption insurance policies, which cover up to $1.0 billion in losses (subject to a limit of $0.7 billion on underground incidents), after a $0.5 billion deductible. PTFI’s ability to recover damages under its insurance coverage with respect to the mud rush incident is subject to certain conditions. Any amounts recoverable under PTFI’s insurance policies will be reflected in future periods in which recovery is considered realizable in accordance with the gain contingency accounting guidance.

As a result of the incident and impact on operations, PTFI has also notified certain commercial counterparties of a force majeure under its contracts.

OUTLOOK

Our financial results vary as a result of fluctuations in market prices primarily for copper, gold and, to a lesser extent, molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Markets” below and “Risk Factors” in Part I, Item 1A. of our 2024 Form 10-K for further discussion. Because we cannot control the prices of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures. In addition, as a result of the September 2025 mud rush incident at PTFI, our consolidated sales volumes, unit net cash costs, operating cash flows and capital expenditures for the year 2025 have been revised, compared to the guidance provided in our quarterly report on Form 10-Q for the quarter ended June 30, 2025.

The forward-looking statements in the below section and elsewhere in this quarterly report on Form 10-Q are based on current market conditions, are as of the filing date of this quarterly report on Form 10-Q, are based on several assumptions and are subject to significant risks and uncertainties. Refer to “Cautionary Statement” below.

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2025:

Copper (millions of recoverable pounds):
U.S. copper mines	1,289
South America operations	1,058
Indonesia operations	1,153
Total	3,500

Gold (millions of recoverable ounces)	1.05

Molybdenum (millions of recoverable pounds)	82	[a]

a.Includes 46 million pounds produced by our U.S. copper mines and Cerro Verde mine and 36 million pounds produced by our primary molybdenum mines.

Projected consolidated sales volumes in fourth-quarter 2025 reflect minimal volumes from Indonesia operations and are expected to approximate 635 million pounds of copper, 60 thousand ounces of gold and 21 million pounds of molybdenum.

Projected sales volumes are dependent on operational performance; the timing of restarting and ramping up mining and smelting operations at PTFI following the September 2025 mud rush incident; weather-related conditions; timing of shipments and other factors detailed in the “Cautionary Statement” below. For other important factors that could cause results to differ materially from projections, refer to “Risk Factors” contained in Part I, Item 1A. of our 2024 Form 10-K.

Consolidated Unit Net Cash Costs
Consolidated unit net cash costs (net of by-product credits and excluding estimated expenses attributable to the September 2025 mud rush incident at PTFI for idle facility costs and recovery efforts) for our copper mines are expected to average $1.68 per pound of copper for the year 2025, based on achievement of current sales volume and cost estimates, and assuming average prices of $4,000 per ounce of gold and $25.00 per pound of molybdenum in fourth-quarter 2025. Quarterly unit net cash costs vary with fluctuations in sales volumes by region, including the ratio of copper and gold sales within a period, and realized prices, primarily for gold and molybdenum. The impact of price changes during fourth-quarter 2025 on consolidated unit net cash costs for the year 2025 would approximate $0.01 per pound of copper for each $2 per pound change in the average price of molybdenum.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors, including the timing of restarting and ramping up mining and smelting operations at PTFI following the September 2025 mud rush incident. Consolidated operating cash flows are estimated to approximate $5.5 billion for the year 2025, net of $0.7 billion of working capital and other uses, based on current sales volume and cost estimates, and assuming prices of $4.75 per pound of copper, $4,000 per ounce of gold and $25.00 per pound of molybdenum in fourth-quarter 2025. Estimated consolidated operating cash flows for the year 2025 also reflect a projected income tax provision of $2.2 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2025). The impact of price changes in fourth-quarter 2025 on consolidated operating cash flows are estimated to approximate $80 million for each $0.10 per pound change in the average price of copper, $15 million for each $100 per ounce change in the average price of gold and $30 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Following is a summary of expected capital expenditures for the year 2025 (in billions):

Major projects	$2.3	[a]
PTFI’s downstream processing facilities	0.6
Sustaining capital and other	1.6
Total	$4.5
a.Includes $950 million for planned projects, primarily associated with underground mine development, supporting mill and power capital costs and a portion of spending on a new gas-fired combined cycle facility in the Grasberg minerals district, and potential U.S. expansion projects, and $1.35 billion for discretionary growth projects, primarily in the Grasberg minerals district for the continued development of Kucing Liar and at the Bagdad mine for tailings infrastructure.

We are carefully managing operating costs and near-term capital expenditures in connection with revised operating plans at the Grasberg minerals district to manage cash flow and liquidity during the phased ramp-up period.

MARKETS

Prices for copper, gold and molybdenum are affected by numerous factors beyond our control and can fluctuate significantly (for further discussion refer to “Risk Factors” contained in Part I, Item 1A. of our 2024 Form 10-K). The following graphs present the London Metal Exchange (LME) and Commodity Exchange Inc. (COMEX) copper settlement prices, the London Bullion Market Association (London) PM gold prices, and the Platts Metals Daily Molybdenum Dealer Oxide weekly average prices since January 2015.

Copper Prices

Through September 30, 2025

1,500
1,250
1,000
750
500
250
-
000s of metric tons
$6.00
$5.50
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
Exchange Stocks
COMEX Copper Prices
LME Copper Prices

This graph presents LME and COMEX copper settlement prices and the combined reported stocks of copper at the LME, COMEX and the Shanghai Futures Exchange from January 2015 through September 2025. LME and COMEX copper prices are market-driven and subject to change based on current and future tariff rates, additional changes in trade policies, domestic inventory levels, supply and demand, and other factors.

Copper priced on the LME and COMEX exchanges have historically traded in a narrow range with no material differential. Following U.S. trade policy announcements earlier in 2025, including proposed tariff announcements, the two benchmark prices began to differ and the spread significantly widened during July 2025. Effective August 1, 2025, a 50% tariff was imposed under Section 232 of the Trade Expansion Act, targeting U.S. imports of semi-finished copper products and copper-intensive derivative products. However, refined copper, including cathodes, concentrates and scrap, was exempted from the tariff and the U.S. government has indicated it will reassess by mid-2026 the potential for a refined copper tariff of 15% beginning in January 2027 and rising to 30% in 2028. Differences between COMEX and LME copper prices were present during third-quarter 2025, with the average COMEX copper settlement price 9% higher than the average LME copper settlement price. Both COMEX and LME copper prices have risen following the September 2025 mud rush incident, with LME settlement copper price hitting an all-time high of $5.02 per pound in October 2025. As of October 31, 2025, the COMEX copper settlement price of $5.07 per pound was 3% higher than the LME copper settlement price of $4.94 per pound.

Copper sales from our South America and Indonesia operations are generally based on quoted LME monthly average copper settlement prices. During third-quarter 2025, LME copper settlement prices averaged $4.44 per pound (ranging from a low of $4.33 per pound to a high of $4.68 per pound) and closed at $4.67 per pound on September 30, 2025.

Copper sales from our U.S. copper mines are generally based on prevailing COMEX monthly average copper settlement prices. During third-quarter 2025, COMEX copper settlement prices averaged $4.84 per pound (ranging from a low of $4.33 per pound to an all-time high of $5.80 per pound) and closed at $4.81 per pound on September 30, 2025.

We believe fundamentals for copper are favorable with growing demand supported by copper’s critical role in the global transition to renewable power, electric vehicles and other carbon-reduction initiatives, continued urbanization in developing countries, data centers, increased defense spending and growing connectivity globally.

London Gold Prices

Through September 30, 2025

$4,000
$3,750
$3,500
$3,250
$3,000
$2,750
$2,500
$2,250
$2,000
$1,750
$1,500
$1,250
$1,000
Dollars per ounce
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025

This graph presents London PM gold prices from January 2015 through September 2025. During third-quarter 2025, London PM gold prices averaged $3,457 per ounce (ranging from a low of $3,299 per ounce to a high of $3,827 per ounce) and closed at $3,825 per ounce on September 30, 2025. The prospect of additional U.S. interest rate reductions, geopolitical tensions, trade uncertainty and strong demand from central banks around the world continue to drive gold prices to record highs, with the London PM gold price reaching an all-time high of $4,294 per ounce in October 2025 and closing at $4,012 per ounce on October 31, 2025.

Platts Metals Daily Molybdenum Dealer Oxide Prices

Through September 30, 2025

$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2015
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025

This graph presents the Platts Metals Daily Molybdenum Dealer Oxide weekly average prices from January 2015 through September 2025. During third-quarter 2025, the weekly average prices for molybdenum averaged $24.33 per pound (ranging from a low of $22.10 per pound to a high of $25.93 per pound) and closed at $25.05 per pound on September 30, 2025. Overall global demand for molybdenum is driven by energy, power generation, aerospace, defense and construction sectors. We believe fundamentals for molybdenum are positive with favorable demand drivers and limited supply. The Platts Metals Daily Molybdenum Dealer Oxide weekly average price closed at $24.09 per pound on October 31, 2025.

CONSOLIDATED RESULTS

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$6,972		$6,790		$20,282		$19,735
Operating income[a,c]	$1,972		$1,938		$5,707		$5,621
Net income attributable to common stock[b,c]	$674	[d]	$526	[e]	$1,798	[d]	$1,615	[e]
Diluted net income per share of common stock[b,c]	$0.46		$0.36		$1.24		$1.11
Diluted weighted-average shares of common stock outstanding	1,443		1,444		1,443		1,445

Operating cash flows[f]	$1,664		$1,872		$4,917		$5,724
Capital expenditures	$1,056		$1,199		$3,489		$3,569
At September 30:
Cash and cash equivalents	$4,318		$5,000		$4,318		$5,000
Total debt, including current portion	$9,298		$9,679		$9,298		$9,679

a.Refer to Note 8 for a summary of revenues and operating income by operating division.

b.Includes favorable (unfavorable) adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $11 million ($1 million to net income attributable to common stock or less than $0.01 per share) in third-quarter 2025, $(32) million ($(13) million to net income attributable to common stock or $(0.01) per share) in third-quarter 2024, $63 million ($21 million to net income attributable to common stock or $0.01 per share) for the first nine months of 2025 and $28 million ($9 million to net income attributable to common stock or $0.01 per share) for the first nine months of 2024. Refer to Note 5 for further discussion.
c.We defer recognizing profits on intercompany sales until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to operating income totaling $13 million ($15 million to net income attributable to common stock or $0.01 per share) in third-quarter 2025, $(42) million ($(13) million to net income attributable to common stock or $(0.01) per share) in third-quarter 2024, $161 million ($58 million to net income attributable to common stock or $0.04 per share) for the first nine months of 2025 and $79 million ($23 million to net income attributable to common stock or $0.02 per share) for the first nine months of 2024. Refer to “Operations – Downstream Processing Facilities.”
d.Includes net charges totaling $48 million in third-quarter 2025 and $72 million for the first nine months of 2025, primarily related to idle facility costs and recovery efforts associated with the September 2025 mud rush incident at PTFI, PTFI smelter fire repair costs not recoverable by insurance, and oil and gas impairments, partly offset by net favorable adjustments to environmental obligations and a gain on sales of assets. The first nine months of 2025 also include charges for previously capitalized costs associated with PTFI’s downstream processing facilities, partly offset by an adjustment to PTFI’s asset retirement obligation.
e.Includes net charges totaling $30 million in third-quarter 2024 and $81 million for the first nine months of 2024, primarily associated with impairments for legacy oil and gas matters and nonrecurring labor-related charges at Cerro Verde associated with new collective labor agreements (CLA), partly offset by a reduction in accruals for uncertain U.S. tax positions. The first nine months of 2024 also included charges associated with assumed oil and gas abandonment obligations resulting from bankruptcies of other companies, revisions to environmental obligation estimates and related litigation reserves, and inventory adjustments/write-offs.
f.Cash used for working capital totaled $168 million in third-quarter 2025, $5 million in third-quarter 2024, $510 million for the first nine months of 2025 and $29 million for the first nine months of 2024.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025		2024	2025		2024
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	912		1,051	2,743		3,173
Sales, excluding purchases	977		1,035	2,865		3,074
Average realized price per pound	$4.68		$4.30	$4.55		$4.26
Site production and delivery costs per pound[a]	$2.71	[b]	$2.61	$2.67	[b]	$2.49
Unit net cash costs per pound[a]	$1.40	[b]	$1.39	$1.51	[b]	$1.53
Gold (thousands of recoverable ounces)
Production	287		456	891		1,448
Sales, excluding purchases	336		558	986		1,487
Average realized price per ounce	$3,539		$2,568	$3,359		$2,362
Molybdenum (millions of recoverable pounds)
Production	22		20	67		58
Sales, excluding purchases	19		19	61		60
Average realized price per pound	$24.07		$22.88	$22.22		$21.63

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
b.Excludes $171 million of idle facility costs and recovery expenses associated with the September 2025 mud rush incident at PTFI. Refer to “Grasberg Minerals District Mud Rush Incident” for further discussion.

Revenues
Consolidated revenues totaled $7.0 billion in third-quarter 2025, $6.8 billion in third-quarter 2024, $20.3 billion for the first nine months of 2025 and $19.7 billion for the first nine months of 2024. Revenues from our mining operations and processing facilities primarily include the sale of copper cathode, copper in concentrate, copper rod, gold in concentrate and anode slimes, gold bars and molybdenum. Refer to Note 8 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended September 30	Nine Months Ended September 30

Consolidated revenues – 2024 period	$6,790	$19,735
(Lower) higher sales volumes:
Copper	(252)	(893)
Gold	(573)	(1,186)
Molybdenum	9	21
Higher average realized prices:
Copper	371	831
Gold	325	982
Molybdenum	23	36
Adjustments for prior period provisionally priced copper sales	43	35
Higher Atlantic Copper revenues	9	9
Lower revenues from purchased copper	(132)	(69)
Lower treatment charges	97	273
Lower royalties and export duties	18	57
Other, including intercompany eliminations	244	451
Consolidated revenues – 2025 period	$6,972	$20,282

Sales Volumes. Consolidated copper and gold sales volumes decreased in the 2025 periods, compared to the 2024 periods, primarily reflecting the temporary suspension of operations in Indonesia since the September 2025 mud rush incident at PTFI and lower ore grades in Indonesia. Lower copper and gold sales volumes for the first nine months of 2025, compared to the first nine months of 2024, also reflect the impact of lower operating rates in Indonesia resulting from planned major maintenance projects.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Our average realized prices in third-quarter 2025, compared with third-quarter 2024, were 9% higher for copper, 38% higher for gold and 5% higher for molybdenum. Average realized prices for the first nine months of 2025, compared with the first nine months of 2024, were 7% higher for copper, 42% higher for gold and 3% higher for molybdenum.

During the third quarter and first nine months of 2025, our average U.S. copper price realization, which is generally based on COMEX settlement prices, was approximately 7% to 9% higher than the average copper price realizations for our South America and Indonesia operations, which are generally based on LME settlement prices. Refer to “Markets” for further discussion of COMEX and LME copper prices.
Average realized copper prices benefited from net favorable adjustments to current period provisionally priced copper sales totaling $71 million in third-quarter 2025, $61 million in third-quarter 2024, $169 million for the first nine months of 2025 and $248 million for the first nine months of 2024. As discussed in Note 5, certain sales contracts for copper and gold provide final pricing in a specified future month (generally one to four months from the shipment date). We record revenues and invoice customers at the time of shipment based on then-current LME prices for copper or London PM prices for gold, which results in an embedded derivative on provisionally priced sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper and gold prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper and gold prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net favorable (unfavorable) adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at June 30, 2025 and 2024, and December 31, 2024 and 2023) recorded in consolidated revenues totaled $11 million in third-quarter 2025, $(32) million in third-quarter 2024, $63 million for the first nine months of 2025 and $28 million for the first nine months of 2024. Refer to Notes 5 and 8 for a summary of total adjustments to prior period and current period provisionally priced sales.

At September 30, 2025, we had provisionally priced copper sales totaling 205 million pounds (net of intercompany sales and noncontrolling interests) recorded at an average price of $4.65 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the September 30, 2025, recorded provisional price would have an approximate $20 million effect on 2025 revenues ($6 million to 2025 net income attributable to common stock). The LME copper settlement price closed at $4.94 per pound on October 31, 2025.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $774 million in third-quarter 2025, $765 million in third-quarter 2024 and $2.3 billion for each of the first nine months of 2025 and 2024.

Purchased Copper. We purchase copper cathode primarily for processing by our U.S. Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 9 million pounds in third-quarter 2025, 36 million pounds in third-quarter 2024, 110 million pounds for the first nine months of 2025 and 142 million pounds for the first nine months of 2024. During 2025, we have been able to meet customer demand for copper rod primarily using copper cathode produced by our U.S. and South America mining operations, resulting in a decrease in purchased copper volumes.

Treatment Charges. Revenues from our copper concentrate sales are recorded net of treatment charges, which will vary with the sales volumes and the price of copper. The decrease in treatment charges in the 2025 periods, compared to the 2024 periods, primarily reflects lower treatment charge rates as a result of favorable market conditions and copper concentrate sales volumes in Indonesia and South America.

Export Duties and Royalties. Prior to the expiration of its export license on September 16, 2025, PTFI was assessed export duties on copper concentrate sales at a rate of 7.5%. PTFI pays royalties on all copper and gold sales, the amount of which varies with sales volumes and metal prices.

Production and Delivery Costs
Consolidated production and delivery costs totaled $4.2 billion in third-quarter 2025, $4.1 billion in third-quarter 2024, $12.2 billion for the first nine months of 2025 and $11.8 billion for the first nine months of 2024. Production and delivery costs in the 2025 periods include $171 million of idle facility costs and recovery expenses associated with the September 2025 mud rush incident at PTFI. The first nine months of 2025 also included charges totaling $73 million associated with planned maintenance turnaround costs at the Miami smelter and $39 million of tolling fees that were recognized as idle facility costs associated with PT Smelting’s planned maintenance turnaround (PT Smelting is PTFI’s 66%-owned smelter and refinery in Gresik, Indonesia). The first nine months of 2024 included charges of $99 million associated with assumed oil and gas abandonment obligations (and related adjustments) resulting from bankruptcies of other companies and $99 million for non-recurring labor-related charges at Cerro Verde associated with new CLAs.

As discussed in Note 7, as of September 30, 2025, PTFI had limited access to the area where the mud rush incident occurred and was unable to adequately assess damage to the impacted assets. Accordingly, no impairment charges were recorded in third-quarter 2025. Upon completion of damage assessments and evaluation of the affected infrastructure in fourth-quarter 2025, PTFI expects to write-off the carrying value of assets determined to be damaged beyond repair. Furthermore, we do not believe the incident indicates a broader impairment of PTFI’s long-lived mining assets based on PTFI’s reserve life, favorable market outlook for metal prices and expected resumption of operations at the Grasberg Block Cave underground mine in the near term.

Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and other commodity-based inputs, such as sulfuric acid, steel, reagents, liners, tires and explosives. Consolidated site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.71 per pound of copper in third-quarter 2025, $2.61 per pound of copper in third-quarter 2024, $2.67 per pound of copper for the first nine months of 2025 and $2.49 per pound of copper for the first nine months of 2024. Consolidated site production and delivery costs per pound of copper exclude idle facility costs and recovery expenses associated with the September 2025 mud rush incident at PTFI (refer to “Product Revenues and

Production Costs” for a summary of other amounts that are removed from site production and delivery costs and reflected as noncash and other costs, net, in the calculation of unit net cash costs).

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

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $625 million in third-quarter 2025, $600 million in third-quarter 2024, $1.8 billion for the first nine months of 2025 and $1.7 billion for the first nine months of 2024. DD&A for the 2025 periods includes $24 million associated with idle facilities following the September 2025 mud rush incident at PTFI.

We currently expect DD&A to approximate $2.2 billion for the year 2025, which will include depreciation associated with capitalized costs for PTFI’s downstream processing facilities.

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

Refer to Note 7 for further discussion of updates to environmental obligations.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $182 million in third-quarter 2025, $173 million in third-quarter 2024, $537 million for the first nine months of 2025 and $529 million for the first nine months of 2024.

Capitalized interest, which primarily related to our mining operations’ capital projects, including construction and development of PTFI’s downstream processing facilities, totaled $75 million in third-quarter 2025, $101 million in third-quarter 2024, $278 million for the first nine months of 2025 and $280 million for the first nine months of 2024. Refer to “Capital Resources and Liquidity – Investing Activities” for discussion of capital expenditures associated with our major development projects.

Other Income, Net
Other income, net, which totaled $59 million in third-quarter 2025, $97 million in third-quarter 2024, $158 million for the first nine months of 2025 and $295 million for the first nine months of 2024, primarily includes amounts associated with interest income, currency exchange gains and losses, and mark-to-market impacts of trust assets used to satisfy financial assurance obligations for our New Mexico mining operations. Lower other income, net, in the 2025 periods, compared to the 2024 periods, primarily reflects lower interest income. The first nine months of 2024 also included a credit of $26 million associated with the reduction in the accrual to indemnify PT Mineral Industri Indonesia (MIND ID) from potential losses arising from PTFI’s historical tax disputes.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Nine Months Ended September 30,
	2025			2024
	Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit	Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.[b]	$153	3%	$(4)	$(393)	8%	$30
South America	1,398	39%	(546)	1,196	40%	(475)
Indonesia	3,953	36%	(1,433)	4,709	36%	(1,706)
PTFI historical tax matters	5	N/A	2	16	N/A	182
Eliminations and other	97	N/A	(60)	139	N/A	(46)
Rate adjustment[c]	—	N/A	22	—	N/A	12
Consolidated FCX	$5,606	36%	$(2,019)	$5,667	35%	$(2,003)

a.Represents income before income taxes, equity in affiliated companies' net (losses) earnings and noncontrolling interests.
b.In addition to our U.S. copper and molybdenum mines, which had operating income of $1.1 billion for the first nine months of 2025 and $558 million for the first nine months of 2024 (refer to Note 8), the U.S. jurisdiction reflects non-operating sites and corporate-level expenses, which include interest expense associated with our senior notes and general and administrative expenses. The U.S. jurisdiction also includes net revisions to environmental obligation estimates and charges associated with oil and gas abandonment obligations and impairments.
c.In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our consolidated tax rate.

As discussed in Note 3, we do not expect H.R.1, which was signed into law on July 4, 2025, to have a material impact on our consolidated financial results.

Assuming achievement of current sales volume and cost estimates and prices of $4.75 per pound of copper, $4,000 per ounce of gold and $25.00 per pound of molybdenum in fourth-quarter 2025, we estimate our consolidated effective tax rate for the year 2025 would approximate 36%. Changes in projected sales volumes and average prices during fourth-quarter 2025 would incur tax impacts at estimated effective rates of 39% for Peru, 36% for Indonesia and 0% for the U.S.

Noncontrolling Interests
Net income attributable to noncontrolling interests, which is primarily associated with our noncontrolling shareholders at PTFI, Cerro Verde and El Abra, totaled $573 million in third-quarter 2025, $710 million in third-quarter 2024, $1.8 billion for the first nine months of 2025 and $2.1 billion for the first nine months of 2024. Refer to Note 8 for net income attributable to noncontrolling interests for each of our business segments.

Our economic and ownership interest in PTFI is 48.76%, except for net income associated with the settlement of historical tax matters, which is attributed based on the economics prior to January 1, 2023 (i.e., approximately 81% to FCX and 19% to MIND ID).

In September 2024, we increased our ownership interest in Cerro Verde to 55.08% from 53.56%.

Based on achievement of current sales volume and cost estimates, and assuming prices of $4.75 per pound of copper, $4,000 per ounce of gold and $25.00 per pound of molybdenum in fourth-quarter of 2025, we estimate that net income attributable to noncontrolling interests will approximate $2.0 billion for the year 2025. The impact of price changes on net income attributable to noncontrolling interests for the year 2025 would approximate $50 million for each $0.25 per pound change in the average LME copper settlement price in fourth-quarter 2025 (net income attributable to noncontrolling interests is not impacted by changes in the COMEX copper price). The actual amount will depend on various factors, including relative performance of each business segment, commodity prices, costs and other factors.

OPERATIONS

Leaching and Technology Innovation Initiatives
We are continuing to incorporate new applications, technologies and data analytics into our leaching processes across our U.S. and South America operations. Incremental copper production from these initiatives totaled 56 million pounds in third-quarter 2025 and 154 million pounds for the first nine months of 2025.

We continue to apply operational enhancements on a larger scale and are advancing testing of innovative technology to increase production from these initiatives. We are targeting annual production of 300 million pounds of copper in 2026 from these initiatives and believe we have the potential for further significant increases in recoverable metal beyond the current target run rate. We are performing large-scale testing at our Morenci operations of an internally developed additive product with the potential to enhance copper recovery. In addition, we have identified other possible additives with strong potential and plan to apply heat with the new additives to further enhance recoveries. Continued success with these initiatives would be expected to contribute to favorable adjustments in recoverable copper in leach stockpiles and favorably impact average unit net cash costs.

In addition to our innovative leaching initiatives, we are pursuing opportunities to leverage new technologies and analytic tools in automation and operating practices with a goal of improving operating efficiencies and reducing costs and capital intensity of our current operations and future development projects. We believe these leaching and technology initiatives are particularly important to our U.S. operations, which have lower ore grades.

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

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily at our mining operations. We are also undertaking optimization projects at our current mining operations to enhance efficiencies and reduce costs. The costs for these studies are charged to production and delivery costs as incurred and totaled $43 million in third-quarter 2025, $45 million in third-quarter 2024, $131 million for the first nine months of 2025 and $117 million for the first nine months of 2024. We estimate the costs of these studies will approximate $200 million for the year 2025, subject to market conditions and other factors.

U.S. Tariffs
Our third-quarter 2025 costs were not significantly impacted by U.S. tariffs, and we are continuing to monitor impacts on our business, cost structure and supply chains associated with tariffs on U.S. imports. Based on our current supply chains and discussions with suppliers, we estimate that the tariffs in effect and announced to date could have the potential to increase the costs of goods purchased in the U.S. by approximately 5%, primarily reflecting the potential pass-through of tariffs incurred by suppliers. Efforts continue to evaluate alternative sourcing options to mitigate potential impacts.

Effective August 1, 2025, a 50% tariff was imposed under Section 232 of the Trade Expansion Act, targeting U.S. imports of semi-finished copper products and copper-intensive derivative products. However, refined copper, including cathodes, concentrates and scrap, was exempted from the tariff, and the U.S. government has indicated it will reassess by mid-2026 the potential for a refined copper tariff of 15% beginning in January 2027 and rising to 30% in 2028. Refer to “Markets” for further discussion of the differential between LME and COMEX copper prices as a result of U.S. trade policy announcements.

Additionally, the U.S. Secretary of Commerce was directed to impose requirements that 25% of copper cathode and concentrate produced in the U.S. be sold domestically in 2027, potentially increasing to 30% in 2028 and 40% in 2029.

We are the leading copper supplier in the U.S., providing approximately 70% of total U.S. refined copper production through our integrated domestic mining and processing facilities. For the nine months ended September 30, 2025, copper from our U.S. mining operations was sold 68% as rod, 24% as cathode and 8% in concentrate. We are well positioned in the U.S. with sizeable resources and opportunities to leverage existing infrastructure through brownfield expansions.

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

In October 2025, the conversion of Bagdad’s haul truck fleet to autonomous haulage was substantially complete, making Bagdad the first major mine in the U.S. to operate a fully autonomous haulage fleet. We expect to continue to optimize the performance of the new autonomous fleet, and Bagdad is advancing projects to expand tailings facilities and local infrastructure to enhance optionality in the future expansion opportunity.

We continue to advance pre-feasibility studies in the Safford/Lone Star district to define a potential significant expansion opportunity. Positive drilling conducted in recent years indicates a large, mineralized district with opportunities to pursue a further expansion project. We expect to complete these studies in 2026. The decision to proceed with and timing of the potential expansion will take into account results of technical and economic studies, overall copper market conditions and other factors.

Operating Data. Following is summary consolidated operating data for our U.S. copper mines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	330	313	967	925
Sales, excluding purchases	339	316	954	939
Average realized price per pound[a]	$4.92	$4.32	$4.78	$4.29

Molybdenum (millions of recoverable pounds)
Production[b]	8	8	25	22

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	609,200	551,200	604,800	606,100
Average copper ore grade (%)	0.21	0.21	0.21	0.21
Copper production (millions of recoverable pounds)	213	213	607	633

Mill operations
Ore milled (metric tons per day)	332,700	314,700	330,100	304,200
Average ore grade (%):
Copper	0.31	0.29	0.31	0.30
Molybdenum	0.02	0.02	0.02	0.02
Copper recovery rate (%)	82.4	83.1	84.0	82.6
Copper production (millions of recoverable pounds)	166	149	503	440
a.During the third quarter and first nine months of 2025, our average U.S. copper price realization, which is generally based on COMEX settlement prices, was approximately 7% to 9% higher than the average copper price realizations for our South America and Indonesia operations, which are generally based on LME settlement prices. Refer to “Markets.”
b.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at our U.S. copper mines.

Higher consolidated copper sales volumes from our U.S. mines in the 2025 periods, compared to the 2024 periods, primarily reflect higher operating rates and ore grades.

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

Gross Profit per Pound of Copper and Molybdenum
The following tables summarize unit net cash costs and gross profit per pound at our U.S. copper mines for the third quarters and first nine months of 2025 and 2024. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30,
	2025				2024
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues	$4.92		$4.92	$23.66	$4.32		$4.32	$21.33

Site production and delivery, before net noncash and other costs shown below	3.59		3.17	17.94	3.64		3.25	16.83
By-product credits	(0.61)		—	—	(0.53)		—	—
Treatment charges	0.13		0.13	—	0.13		0.12	—
Unit net cash costs	3.11		3.30	17.94	3.24		3.37	16.83
DD&A	0.40		0.35	1.51	0.35		0.31	1.22
Noncash and other costs, net	0.18	[b]	0.17	0.40	0.16	[b]	0.15	0.40
Total unit costs	3.69		3.82	19.85	3.75		3.83	18.45
Gross profit per pound	$1.23		$1.10	$3.81	$0.57		$0.49	$2.88

Copper sales (millions of recoverable pounds)	341		341		317		317
Molybdenum sales (millions of recoverable pounds)[a]				8				8

	Nine Months Ended September 30,
	2025				2024
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$4.78		$4.78	$21.25	$4.29		$4.29	$19.97

Site production and delivery, before net noncash and other costs shown below	3.51		3.11	16.73	3.45		3.10	16.52
By-product credits	(0.56)		—	—	(0.45)		—	—
Treatment charges	0.14		0.13	—	0.13		0.13	—
Unit net cash costs	3.09		3.24	16.73	3.13		3.23	16.52
DD&A	0.39		0.35	1.28	0.35		0.32	1.23
Noncash and other costs, net	0.16	[b]	0.15	0.38	0.14	[b]	0.13	0.39
Total unit costs	3.64		3.74	18.39	3.62		3.68	18.14
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—	—		—	—
Gross profit per pound	$1.15		$1.05	$2.86	$0.67		$0.61	$1.83

Copper sales (millions of recoverable pounds)	957		957		943		943
Molybdenum sales (millions of recoverable pounds)[a]				25				22
a.Reflects sales of molybdenum produced by certain of our U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes charges for feasibility and optimization studies totaling $0.07 per pound of copper in third-quarter 2025, $0.06 per pound of copper in third-quarter 2024, $0.07 per pound of copper for the first nine months of 2025 and $0.05 per pound of copper for the first nine months of 2024.

Our U.S. copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for our U.S. copper mines totaled $3.11 per pound of copper in third-quarter 2025, $3.24 per pound of copper in third-quarter 2024, $3.09 per pound of copper for the first nine months of 2025 and $3.13 per pound of copper for the first nine months of 2024. Lower average unit net cash costs in the 2025 periods, compared to the 2024 periods, reflect higher copper volumes and higher molybdenum by-product credits.

Because certain assets are depreciated on a straight-line basis, the average unit depreciation rate for our U.S. copper mines may vary with asset additions and the level of copper production and sales.

We expect our average unit net cash costs (net of by-product credits) for our U.S. copper mines to continue to trend lower for the year 2025 and in 2026, compared to 2024 levels, reflecting the projected impact of efficiencies, improved volumes and cost reduction plans currently in progress.

Average unit net cash costs (net of by-product credits) for our U.S. copper mines are expected to approximate $3.03 per pound of copper for the year 2025, based on achievement of current sales volume and cost estimates, and assuming an average price of $25.00 per pound of molybdenum in fourth-quarter 2025. Our U.S. copper mines’ average unit net cash costs for the year 2025 would change by approximately $0.01 per pound for each $2 per pound change in the average price of molybdenum in fourth-quarter 2025.

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

Development Activities. At the El Abra operations in Chile, we have completed substantial drilling and evaluations to define a large sulfide resource that could support a potential major mill project similar to the large-scale concentrator at Cerro Verde. The estimated resource approximates 20 billion recoverable pounds of copper, which could result in the addition of 750 million pounds of copper production per year. We have advanced stakeholder engagement and preparation of our permitting application and plan to submit an environmental impact statement in first-quarter 2026. Preliminary estimates, which remain under review, indicate that the project economics would be supported using an incentive copper price of less than $4.00 per pound. The decision to proceed with and timing of the potential project will take into account overall copper market conditions, required permitting and other factors.

Operating Data. Following is summary consolidated operating data for South America operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Copper (millions of recoverable pounds)
Production	271	299	810	877
Sales	278	293	818	879
Average realized price per pound	$4.60	$4.29	$4.46	$4.25

Molybdenum (millions of recoverable pounds)
Production[a]	6	6	16	15

Leach operations
Leach ore placed in stockpiles (metric tons per day)	124,500	157,100	158,400	167,800
Average copper ore grade (%)	0.47	0.43	0.40	0.41
Copper production (millions of recoverable pounds)	57	72	203	218

Mill operations
Ore milled (metric tons per day)	421,000	423,700	412,400	415,700
Average ore grade (%):
Copper	0.31	0.33	0.30	0.33
Molybdenum	0.01	0.01	0.01	0.01
Copper recovery rate (%)	83.8	84.2	83.8	83.8
Copper production (millions of recoverable pounds)	214	227	607	659
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the Cerro Verde mine.

Consolidated copper sales volumes from our South America operations were lower in the 2025 periods, compared to the 2024 periods, primarily reflecting anticipated lower leach production and mill ore grades.

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

Gross Profit per Pound of Copper
The following tables summarize unit net cash costs and gross profit per pound at our South America operations for the third quarters and first nine months of 2025 and 2024. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America operations also had sales of molybdenum and silver. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30,
	2025			2024
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$4.60		$4.60	$4.29		$4.29

Site production and delivery, before net noncash and other costs shown below	2.75		2.49	2.65	[a]	2.43
By-product credits	(0.52)		—	(0.37)		—
Treatment charges	0.06		0.06	0.15		0.15
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.30		2.56	2.44		2.59
DD&A	0.41		0.36	0.37		0.34
Noncash and other costs, net	0.10	[b]	0.09	0.10	[b]	0.09
Total unit costs	2.81		3.01	2.91		3.02
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	(0.06)		(0.06)
Gross profit per pound	$1.79		$1.59	$1.32		$1.21

Copper sales (millions of recoverable pounds)	278		278	293		293

	Nine Months Ended September 30,
	2025			2024
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$4.46		$4.46	$4.25		$4.25

Site production and delivery, before net noncash and other costs shown below	2.75		2.50	2.67	[a]	2.47
By-product credits	(0.45)		—	(0.34)		—
Treatment charges	0.07		0.07	0.16		0.16
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.38		2.58	2.50		2.64
DD&A	0.42		0.37	0.38		0.35
Noncash and other costs, net	0.07	[b]	0.07	0.07	[b]	0.07
Total unit costs	2.87		3.02	2.95		3.06
Other revenue adjustments, primarily for pricing on prior period open sales	0.07		0.07	0.04		0.04
Gross profit per pound	$1.66		$1.51	$1.34		$1.23

Copper sales (millions of recoverable pounds)	818		818	879		879

a.Includes $0.12 per pound of copper in third-quarter 2024 and $0.11 per pound of copper for the first nine months of 2024 for nonrecurring labor-related charges at Cerro Verde associated with new CLAs.

b.Includes charges for feasibility and optimization studies totaling $0.06 per pound of copper in third-quarter 2025, third-quarter 2024 and for the first nine months of 2025, and $0.05 per pound of copper for the first nine months of 2024.

Our South America operations have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for South America operations totaled $2.30 per pound of copper in third-quarter 2025, $2.44 per pound of copper in third-quarter 2024, $2.38 per pound of copper for the first nine months of 2025 and $2.50 per pound of copper for the first nine months of 2024. Lower average unit net cash costs in the 2025 periods, compared to the 2024 periods, reflect higher by-product credits and lower treatment charges, partly offset by the impact of lower copper volumes.

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

Average unit net cash costs (net of by-product credits) for our South America operations are expected to approximate $2.45 per pound of copper for the year 2025, based on achievement of current sales volume and cost estimates, and assuming an average price of $25.00 per pound of molybdenum in fourth-quarter 2025.

In October 2025, El Abra and its two workers' unions signed new CLAs, which expire on April 30, 2029. No significant charges are expected to be recorded in fourth-quarter 2025 associated with the new CLAs.

Indonesia
PTFI operates one of the world’s largest copper and gold mines at the Grasberg minerals district in Central Papua, Indonesia. PTFI produces copper concentrate that contains significant quantities of gold and silver. We have a 48.76% ownership interest in PTFI and manage its operations. PTFI's results are consolidated in our financial statements. With the completion of PTFI’s newly constructed downstream processing facilities, PTFI became a fully integrated producer of refined copper and gold.

Operating, Development and Exploration Activities. Over a multi-year investment period, PTFI has successfully commissioned three large-scale underground mines in the Grasberg minerals district (Grasberg Block Cave, DMLZ and Big Gossan) and related expansion of the milling facilities. At normal operating rates, PTFI’s underground operations produce approximately 1.7 billion pounds of copper and 1.4 million ounces of gold per year and are among the lowest cost operations in the world.

PTFI is also conducting exploration in the Grasberg minerals district targeting the potential extension of significant mineralization below the DMLZ underground mine.

Grasberg Minerals District Mud Rush Incident. On September 8, 2025, PTFI experienced a mud rush incident, which was unprecedented in its multi-decade history of block cave mining in the Grasberg minerals district. During the incident, a sudden rush of approximately 800,000 metric tons of wet material entered the Grasberg Block Cave underground mine from the former Grasberg open pit and traveled rapidly to multiple levels of the mine, including a service level where seven team members were later found deceased.

Mining operations were temporarily suspended following the incident to prioritize the recovery of the seven team members fatally injured during the incident and to conduct an investigation into the root cause of the incident. The recovery efforts were completed on October 5, 2025, and the investigation is advancing toward completion. Damage assessments, which are expected to be completed by year-end 2025, are being conducted in parallel with ongoing mud removal activities.

In late October 2025, PTFI restarted operations at the unaffected Big Gossan and DMLZ underground mines. A phased restart and ramp-up of the Grasberg Block Cave underground mine is anticipated to begin during 2026. We and PTFI, including external experts, are completing an investigation of the root cause of the incident and to identify actions required to safeguard against recurrence. In parallel, and in coordination with Indonesia government authorities, future production plans are being evaluated and damage assessments are being completed.

Refer to Note 7 and “Grasberg Minerals District Mud Rush Incident” for further discussion.

Kucing Liar. PTFI is conducting long-term mine development activities at its Kucing Liar deposit in the Grasberg minerals district. Kucing Liar is expected to produce over 7 billion pounds of copper and 6 million ounces of gold between 2029 and the end of 2041, and an extension of PTFI’s operating rights beyond 2041 would extend the life of the project. Development activities commenced in 2022 and are expected to continue over an approximate 10-year timeframe. As of September 30, 2025, PTFI has incurred approximately $1.0 billion for Kucing Liar, and capital investments are estimated to total $4 billion over the next seven to eight years (averaging approximately $0.5 billion per year). At full operating rates, annual production from Kucing Liar is expected to approximate 560 million pounds of copper and 520 thousand ounces of gold, providing PTFI with sustained long-term, large-scale and low-cost production. Kucing Liar will benefit from substantial shared infrastructure and PTFI’s experience and long-term success in block-cave mining.

PTFI’s Downstream Processing Facilities. In July 2025, PTFI’s new smelter in Eastern Java, Indonesia, produced its first copper cathode. The PMR, which commenced operations in December 2024, continued its ramp-up during third-quarter 2025, processing anode slimes from PT Smelting.

Following the September 2025 mud rush incident and related suspension of mining activities at the Grasberg minerals district, smelting and refining operations at PTFI’s downstream processing facilities and at PT Smelting have operated with limited availability and are currently on stand-by status, pending the delivery of copper concentrate.

Natural Gas Facilities. PTFI plans to transition its existing energy source from coal to natural gas, which would meaningfully reduce PTFI’s greenhouse gas emissions at the Grasberg minerals district. Following the September 2025 mud rush incident, PTFI’s planned investments for a new gas-fired combined cycle facility have been deferred by 18 months. Once complete, PTFI’s dual-fuel power plant and the new gas-fired combined cycle facility will be fueled by natural gas supplied by a floating liquefied natural gas storage and regassification unit.

Long-term Mining Rights. With the completion of PTFI’s downstream processing facilities during 2025, FCX and PTFI have advanced discussions with the Indonesia government for a long-term extension of PTFI’s operating rights beyond the current expiration in 2041. An extension would enable continuity of large-scale operations for the benefit of all stakeholders and provide growth options through additional resource development opportunities in the highly attractive Grasberg minerals district.

PTFI is preparing its application for a long-term extension expected to cover the life of the resource, which is expected to be submitted in fourth-quarter 2025. In connection with the extension, PTFI expects to pursue additional exploration, conduct studies for future additional development and expand its social programs. We expect to maintain our ownership interest of approximately 49% through 2041 and would transfer an additional interest in PTFI to a state-owned enterprise beginning in 2042, leaving us to hold an approximately 37% interest. We also expect the existing governance agreements would continue over the life of the resource.

Operating Data. Following is summary consolidated operating data for Indonesia operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Copper (millions of recoverable pounds)
Production	311	439	966	1,371
Sales	360	426	1,093	1,256
Average realized price per pound	$4.52	$4.29	$4.42	$4.24

Gold (thousands of recoverable ounces)
Production	281	451	876	1,433
Sales	332	554	975	1,474
Average realized price per ounce	$3,535	$2,569	$3,357	$2,362

Ore extracted and milled (metric tons per day):
Grasberg Block Cave	104,200	133,400	104,100	132,100
DMLZ	49,100	63,200	56,900	65,000
Big Gossan	5,300	8,500	6,400	8,400
Adjustments	(1,100)	700	(200)	1,900
Total	157,500	205,800	167,200	207,400
Average ore grades:
Copper (%)	1.15	1.26	1.14	1.29
Gold (grams per metric ton)	0.81	0.95	0.80	1.03
Recovery rates (%):
Copper	88.0	88.1	88.0	88.8
Gold	76.1	77.2	75.7	77.3

Historically, PTFI recognized concentrate sales upon loading of shipments; however, PTFI’s future concentrate production will be processed by PT Smelting and its smelter, and refined sales will be recognized after processing and sale of the metal. Accordingly, PTFI may experience higher variability between production and sales.

PTFI’s consolidated copper and gold production and sales volumes for the third quarter and first nine months of 2025 were impacted by the temporary suspension of operations following the September 2025 mud rush incident. Lower production and sales volumes for the 2025 periods, compared to the 2024 periods, also reflected anticipated lower ore grades and operating rates.

Consolidated sales volumes from PTFI are expected to approximate 1.2 billion pounds of copper and 1.0 million ounces of gold for the year 2025, which assumes minimal fourth-quarter 2025 sales prior to a phased ramp-up of refined copper and gold sales in 2026. We expect higher variability between PTFI production and sales until PTFI’s downstream processing facilities achieve normalized operating rates.

Projected sales volumes are dependent on operational performance; the timing of restarting and ramping up mining and smelting operations at PTFI following the September 2025 mud rush incident; weather-related conditions; and other factors detailed in the “Cautionary Statement” below.

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

Gross Profit per Pound of Copper and per Ounce of Gold
The following tables summarize the unit net cash (credits) costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the third quarters and first nine months of 2025 and 2024. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash (credits) costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30,
	2025				2024
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$4.52		$4.52	$3,535	$4.29		$4.29	$2,569

Site production and delivery, before net noncash and other costs shown below	1.84		1.04	813	1.82		1.00	599
By-product credits	(3.52)		—	—	(3.50)		—	—
Treatment charges	0.09	[a]	0.05	39	0.37		0.20	122
Export duties	0.38		0.21	166	0.30		0.17	99
Royalty on metals	0.29		0.17	125	0.30		0.17	95
Unit net cash (credits) costs	(0.92)		1.47	1,143	(0.71)		1.54	915
DD&A	0.92	[b]	0.52	404	0.80		0.44	263
Noncash and other costs, net	0.88	[c,d]	0.49	386	0.12	[d]	0.07	41
Total unit costs	0.88		2.48	1,933	0.21		2.05	1,219
Other revenue adjustments, primarily for pricing on prior period open sales	0.04		0.04	11	(0.03)		(0.03)	6
Gross profit per pound/ounce	$3.68		$2.08	$1,613	$4.05		$2.21	$1,356

Copper sales (millions of recoverable pounds)	360		360		426		426
Gold sales (thousands of recoverable ounces)				332				554

	Nine Months Ended September 30,
	2025				2024
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$4.42		$4.42	$3,357	$4.24		$4.24	$2,362

Site production and delivery, before net noncash and other costs shown below	1.88		1.10	834	1.64		0.98	542
By-product credits	(3.16)		—	—	(2.90)		—	—
Treatment charges	0.16	[a]	0.09	71	0.36		0.21	119
Export duties	0.31		0.18	138	0.29		0.17	95
Royalty on metals	0.28		0.16	125	0.27		0.16	89
Unit net cash (credits) costs	(0.53)		1.53	1,168	(0.34)		1.52	845
DD&A	0.82	[b]	0.49	367	0.73		0.44	243
Noncash and other costs, net	0.45	[c,d]	0.26	199	0.11	[d]	0.06	36
Total unit costs	0.74		2.28	1,734	0.50		2.02	1,124
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	16	—		—	(3)
Gross profit per pound/ounce	$3.69		$2.15	$1,639	$3.74		$2.22	$1,235

Copper sales (millions of recoverable pounds)	1,093		1,093		1,256		1,256
Gold sales (thousands of recoverable ounces)				975				1,474

a.Excludes costs associated with PT Smelting’s planned maintenance and idle facility related tolling fees (refer to note c below).
b.Includes idle facility costs resulting from the September 2025 mud rush incident totaling $0.07 per pound of copper in third-quarter 2025 and $0.02 per pound of copper for the first nine months of 2025 (refer to note c below for additional idle facility costs included in noncash and other costs, net).
c.Includes charges (i) for idle facility costs and recovery efforts associated with the September 2025 mud rush incident totaling $0.47 per pound of copper in third-quarter 2025 and $0.16 per pound of copper for the first nine months of 2025, (ii) tolling fees that were recognized as idle facility costs associated with PT Smelting’s planned maintenance turnaround totaling $0.11 per pound of copper in third-quarter 2025 and $0.04 per pound of copper for the first nine months of 2025 and (iii)

remediation costs related to the October 2024 fire incident at the smelter not recoverable under PTFI’s construction insurance program totaling $0.07 per pound of copper in third-quarter 2025 and $0.05 per pound of copper for the first nine months of 2025.
d.Includes charges for operational readiness and startup costs associated with PTFI’s downstream processing facilities totaling $0.23 per pound of copper in third-quarter 2025, $0.09 per pound of copper in third-quarter 2024, $0.17 per pound of copper for the first nine months of 2025 and $0.06 per pound of copper for the first nine months of 2024. Also includes charges for amounts capitalized in prior years associated with the construction of PTFI’s downstream processing facilities totaling $0.02 per pound of copper for the first nine months of 2025 and $0.03 per pound of copper for the first nine months of 2024.

A significant portion of PTFI’s costs are fixed and unit costs will vary depending on volumes and other factors. PTFI’s unit net cash credits (including by-product credits) were $0.92 per pound of copper in third-quarter 2025, $0.71 per pound of copper in third-quarter 2024, $0.53 per pound of copper for the first nine months of 2025 and $0.34 per pound of copper for the first nine months of 2024. Favorable unit net cash credits in the 2025 periods, compared with the 2024 periods, primarily reflect lower treatment charges, partly offset by the impact of lower copper volumes and higher export duties. In addition, the first nine months of 2025 benefited from higher gold credits.

Additionally, PTFI's site production and delivery costs for the 2025 periods exclude $171 million of idle facility costs and recovery expenses associated with the September 2025 mud rush incident and $39 million of tolling fees that were recognized as idle facility costs associated with PT Smelting’s planned maintenance turnaround. During the phased restart and ramp-up of operations in fourth-quarter 2025 and in 2026, a portion of PTFI’s cost of sales is expected to be recognized as idle facility costs, which are non-inventoriable costs.

Treatment charges vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. The decrease in treatment charges in the 2025 periods, compared to the 2024 periods, primarily reflects lower treatment charge rates as a result of favorable market conditions.

Prior to the expiration of PTFI’s export license on September 16, 2025, export duties were assessed on its copper concentrate sales at a rate of 7.5%.

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

Average unit net cash credits (including by-product credits and excluding estimated expenses attributable to the September 2025 mud rush incident at PTFI for idle facility costs and recovery efforts) for PTFI are expected to approximate $0.53 per pound of copper for the year 2025, based on achievement of current sales volumes and cost estimates, and assuming an average price of $4,000 per ounce of gold in fourth-quarter 2025. PTFI’s average unit net cash credits for the year 2025 would change by approximately $0.01 per pound of copper for each $100 per ounce change in the average price of gold in fourth-quarter 2025.

PTFI’s projected production and sales volumes and unit net cash credits for the year 2025 are dependent on operational performance; the timing of restarting and ramping up mining and smelting operations at PTFI following the September 2025 mud rush incident; weather-related conditions; and other factors. Refer to “Cautionary Statement” below, and Item 1A. “Risk Factors” contained in Part I of our 2024 Form 10-K for further discussion of factors that could cause results to differ materially from projections.

Molybdenum Mines
We operate two wholly owned primary molybdenum operations in Colorado – the Climax open-pit mine and the Henderson underground mine. The Climax and Henderson mines produce high-purity, chemical-grade molybdenum concentrate, which is typically further processed into value-added molybdenum chemical products. The majority of the molybdenum concentrate produced at the Climax and Henderson mines and at our U.S. copper mines and Cerro Verde mine is processed at our conversion facilities.

Operating and Development Activities. Production from the Molybdenum mines totaled 8 million pounds of molybdenum in third-quarter 2025, 6 million pounds in third-quarter 2024, 26 million pounds for the first nine months of 2025 and 21 million pounds for the first nine months of 2024. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our primary molybdenum mines and from our U.S. copper mines and Cerro Verde mine. Refer to “Outlook” for projected consolidated molybdenum sales volumes and to “Markets” for a discussion of molybdenum prices.

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

Average unit net cash costs for our Molybdenum mines were $19.41 per pound of molybdenum in third-quarter 2025, $21.06 per pound of molybdenum in third-quarter 2024, $15.60 per pound of molybdenum for the first nine months of 2025 and $18.59 per pound of molybdenum for the first nine months of 2024. Lower average unit net cash costs in the 2025 periods, compared with the 2024 periods, primarily reflect higher volumes and lower contract labor costs.

Based on achievement of current sales volumes and cost estimates, average unit net cash costs for the Molybdenum mines are expected to average approximately $15.61 per pound of molybdenum for the year 2025. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

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

We manufacture continuous cast copper rod at our U.S. rod facilities primarily using copper produced at our U.S. copper mines and processing facilities. Rod production from these facilities approximated one billion pounds for each of the last three years, and is expected to approximate one billion pounds for the year 2025.

PTFI smelts and refines copper concentrate from its mining operations and operates a PMR to process anode slimes from its smelter and PT Smelting. With the completion of its newly constructed downstream processing facilities, PTFI became a fully integrated producer of refined copper and gold. Treatment charges reflecting the cost of smelting and refining operations are recorded in production and delivery costs.

During third-quarter 2025, PT Smelting completed a planned major maintenance turnaround. However, operational challenges with a third-party oxygen plant caused a delay in the restart of operations. As a result, $39 million of tolling fees paid by PTFI in third-quarter 2025 were recognized as idle facility costs.

PTFI recorded charges for operational readiness and startup costs associated with its downstream processing facilities totaling $83 million in third-quarter 2025, $39 million in third-quarter 2024, $185 million for the first nine months of 2025 and $74 million for the first nine months of 2024. We estimate that operational readiness and startup costs associated with PTFI’s downstream processing facilities will approximate $190 million for the year 2025.

Our Miami smelter in Arizona has been operating for over 100 years and has been upgraded numerous times during that period to implement new technologies, improve production and comply with air quality requirements. We performed a major maintenance turnaround for the Miami smelter in first-quarter 2025 and incurred maintenance charges and idle facility costs totaling $73 million for the first nine months of 2025.

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the first nine months of 2025, Atlantic Copper’s copper concentrate purchases included 22% from our copper mining operations and 78% from third parties. Atlantic Copper’s treatment charges, which consist of a base rate per pound of copper and per ounce of gold, are generally fixed and represent a cost to our mining operations and income to Atlantic Copper (i.e., higher treatment charges benefit our Atlantic Copper operations). Our U.S. copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our Miami smelter and El Paso refinery.

We defer recognizing profits on sales from our mining operations to Atlantic Copper until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to operating income totaling $13 million ($15 million to net income attributable to common stock) in third-quarter 2025, $(42) million ($(13) million to net income attributable to common stock) in third-quarter 2024, $161 million ($58 million to net income attributable to common stock) for the first nine months of 2025 and $79 million ($23 million to net income attributable to common stock) for the first nine months of 2024. Our net deferred profits on our inventories at Atlantic Copper to be recognized in future periods’ operating income totaled $52 million ($17 million to net income attributable to common stock) at September 30, 2025. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors.

We remain focused on managing operating and capital costs efficiently and continue to advance several important value-enhancing initiatives. We believe the actions we have taken in recent years to build a solid balance sheet, successfully expand low-cost operations and maintain flexible organic growth options while maintaining sufficient liquidity, will allow us to continue to execute our business plans in a prudent manner during periods of economic uncertainty while preserving substantial future asset values. We closely monitor market and business conditions and adjust our operating plans to protect liquidity and preserve our asset values, when necessary. We expect to maintain a strong balance sheet and liquidity position as we focus on building long-term value in our business, executing our operating plans safely, responsibly and efficiently, and prudently managing operating costs and capital expenditures.

Based on current sales volume, cost and metal price estimates and planned capital expenditures discussed in “Outlook,” our available cash and cash equivalents plus our projected consolidated operating cash flows of $5.5 billion for the year 2025 exceed our expected consolidated capital expenditures of $4.5 billion. While evaluation of PTFI’s operating plans, including production and sales estimates and cost and capital budgets are ongoing following the September 2025 mud rush incident, and revised plans are expected to be finalized following completion of the investigation and damage assessments, we expect the incident to have a significant impact on our fourth-quarter 2025 and 2026 operating and financial results (refer to “Grasberg Minerals District Mud Rush Incident” for further discussion).

We expect to have cash on hand and the financial flexibility to fund capital expenditures and our other cash requirements for the next 12 months, including noncontrolling interest distributions, income tax payments, current common stock dividends (base and variable) and any share or debt repurchases. Planned capital expenditures for major projects over the next few years are primarily associated with underground mine development in the Grasberg minerals district and expansion projects in the U.S. At September 30, 2025, we had $4.3 billion in consolidated cash and cash equivalents, and FCX, PTFI and Cerro Verde have $3.0 billion, $1.5 billion and $350 million, respectively, of availability under their revolving credit facilities.

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

At September 30, 2025, our net debt totaled $1.7 billion, which excludes $3.2 billion of debt for PTFI’s downstream processing facilities. Refer to "Net Debt" for further discussion.

On September 24, 2025, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on November 3, 2025, to shareholders of record as of October 15, 2025. The base and variable dividends on our common stock totaled $0.60 per share for 2025, comprised of a $0.30 per share base dividend and $0.30 per share variable dividend.

As of October 31, 2025, we have acquired a total of 52 million shares ($38.51 average cost per share) and have $3.0 billion available under our current share repurchase program. We had 1.4 billion shares of common stock outstanding at October 31, 2025. Refer to Note 4 for further discussion.

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

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share and withholding taxes, at September 30, 2025 (in billions):

Cash at domestic companies	$1.8
Cash at international operations	2.5
Total consolidated cash and cash equivalents	4.3
Noncontrolling interests’ share	(1.2)
Cash, net of noncontrolling interests’ share	3.1
Withholding taxes	(0.1)
Net cash available	$3.0

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

Debt
At September 30, 2025, consolidated debt totaled $9.3 billion, with a weighted-average interest rate of 5.2%. Substantially all of our outstanding debt is fixed rate and our total debt has an average remaining duration of approximately nine years. There are no senior note maturities scheduled in 2026 and $1.3 billion scheduled in 2027. Refer to Note 4 for further discussion of debt.

Operating Activities
We generated operating cash flows of $4.9 billion (net of $0.5 billion for working capital and other uses) for the first nine months of 2025 and $5.7 billion for the first nine months of 2024. Operating cash flows in the first nine months of 2025, compared with the first nine months of 2024, primarily reflect lower copper and gold sales volumes, which were impacted by the temporary suspension of operations at PTFI since the September 2025 mud rush incident, partly offset by higher copper and gold prices. Operating cash flows for the first nine months of 2025 were also impacted by an increase in accounts receivable associated with the timing of collections in the normal course of business and higher tax payments in Indonesia, partly offset by reserves associated with asbestos and talc claims (refer to Note 7).

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $3.5 billion for the first nine months of 2025 and $3.6 billion for the first nine months of 2024, and include amounts for major projects ($1.7 billion for the first nine months of 2025 and $1.3 billion for the first nine months of 2024), primarily associated with underground development activities in the Grasberg minerals district and for PTFI’s downstream processing facilities ($0.6 billion for the first nine months of 2025 and $1.0 billion for the first nine months of 2024).

Insurance Recoveries. During third-quarter 2025, PTFI collected $25 million under its construction insurance program associated with the 2024 smelter fire incident. Additional recoveries are expected by early 2026.

Acquisition of additional ownership interest in Cerro Verde. In September 2024, we purchased 5.3 million shares of Cerro Verde common stock for a total cost of $210 million, increasing our ownership interest in Cerro Verde to 55.08% from 53.56%.

Financing Activities
Debt Transactions. Net proceeds from debt totaled $337 million for the first nine months of 2025, primarily related to borrowings by Atlantic Copper under short-term lines of credit used for working capital requirements. Net proceeds from debt totaled $249 million for the first nine months of 2024, primarily related to borrowings under the PTFI revolving credit facility that were used to fund capital expenditures for its downstream processing facilities.

Cash Dividends on Common Stock. We paid cash dividends on our common stock totaling $0.6 billion during each of the first nine months of 2025 and 2024. Refer to Note 4, Item 1A. “Risk Factors” contained in Part I of our 2024 Form 10-K, “Cautionary Statement” below and the discussion of our financial policy above.

Cash Dividends and Distributions Paid to Noncontrolling Interests. Cash dividends and distributions paid to noncontrolling interests at our international operations totaled $1.3 billion (including $1.0 billion from PTFI) for the first nine months of 2025 and $1.3 billion (including $1.1 billion from PTFI) for the first nine months of 2024. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Treasury Stock Purchases. In the first nine months of 2025, we acquired 2.9 million shares of our common stock for a total cost of $107 million ($36.41 average cost per share). Refer to Note 4 for further discussion.

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

There have been no significant updates to our environmental obligations and AROs since December 31, 2024, other than as disclosed in Note 7. Refer to Note 10 of our 2024 Form 10-K, as updated in Note 7, for further discussion regarding environmental contingencies and AROs.

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

	As of September 30, 2025
Current portion of debt	$383
Long-term debt, less current portion	8,915
Consolidated debt	9,298
Less: consolidated cash and cash equivalents	4,318
FCX net debt	4,980
Less: debt for PTFI’s downstream processing facilities	3,235	[a]
FCX net debt, excluding debt for PTFI’s downstream processing facilities	$1,745
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

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues	$1,677		$1,677	$199	$60	$1,936
Site production and delivery, before net noncash and other costs shown below	1,225		1,081	151	44	1,276
By-product credits	(208)		—	—	—	—
Treatment charges	45		43	—	2	45
Net cash costs	1,062		1,124	151	46	1,321
DD&A	135		119	13	3	135
Noncash and other costs, net	63	[c]	59	3	1	63
Total costs	1,260		1,302	167	50	1,519
Gross profit	$417		$375	$32	$10	$417

Copper sales (millions of recoverable pounds)	341		341
Molybdenum sales (millions of recoverable pounds)[a]				8

Gross profit per pound of copper/molybdenum:

Revenues	$4.92		$4.92	$23.66
Site production and delivery, before net noncash and other costs shown below	3.59		3.17	17.94
By-product credits	(0.61)		—	—
Treatment charges	0.13		0.13	—
Unit net cash costs	3.11		3.30	17.94
DD&A	0.40		0.35	1.51
Noncash and other costs, net	0.18	[c]	0.17	0.40
Total unit costs	3.69		3.82	19.85
Gross profit per pound	$1.23		$1.10	$3.81

Reconciliation to Amounts Reported

	Revenues		Production and Delivery	DD&A
Totals presented above	$1,936		$1,276	$135
Treatment charges	1		46	—
Noncash and other costs, net	—		63	—
Eliminations and other	3		9	(1)
U.S. copper mines	1,940		1,394	134
Other mining[d]	6,826		4,502	476
Corporate, other & eliminations	(1,794)		(1,691)	15
As reported in our consolidated financial statements	$6,972		$4,205	$625

a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $23 million ($0.07 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other mining operations as presented in Note 8.

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,373		$1,373	$168	$46	$1,587
Site production and delivery, before net noncash and other costs shown below	1,153		1,030	132	39	1,201
By-product credits	(166)		—	—	—	—
Treatment charges	42		40	—	2	42
Net cash costs	1,029		1,070	132	41	1,243
DD&A	110		98	10	2	110
Noncash and other costs, net	51	[c]	48	3	—	51
Total costs	1,190		1,216	145	43	1,404
Other revenue adjustments, primarily for pricing on prior period open sales	(1)		(1)	—	—	(1)
Gross profit	$182		$156	$23	$3	$182

Copper sales (millions of recoverable pounds)	317		317
Molybdenum sales (millions of recoverable pounds)[a]				8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.32		$4.32	$21.33
Site production and delivery, before net noncash and other costs shown below	3.64		3.25	16.83
By-product credits	(0.53)		—	—
Treatment charges	0.13		0.12	—
Unit net cash costs	3.24		3.37	16.83
DD&A	0.35		0.31	1.22
Noncash and other costs, net	0.16	[c]	0.15	0.40
Total unit costs	3.75		3.83	18.45
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	—
Gross profit per pound	$0.57		$0.49	$2.88

Reconciliation to Amounts Reported
	Revenues		Production and Delivery	DD&A
Totals presented above	$1,587		$1,201	$110
Treatment charges	(2)		40	—
Noncash and other costs, net	—		51	—
Other revenue adjustments, primarily for pricing on prior period open sales	(1)		—	—
Eliminations and other	7		11	(1)
U.S. copper mines	1,591		1,303	109
Other mining[d]	6,766		4,191	477
Corporate, other & eliminations	(1,567)		(1,417)	14
As reported in our consolidated financial statements	$6,790		$4,077	$600

a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $18 million ($0.06 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other mining operations as presented in Note 8.

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,579		$4,579	$525	$152	$5,256
Site production and delivery, before net noncash and other costs shown below	3,358		2,976	413	117	3,506
By-product credits	(530)		—	—	—	—
Treatment charges	130		124	—	6	130
Net cash costs	2,958		3,100	413	123	3,636
DD&A	376		337	31	8	376
Noncash and other costs, net	153	[c]	141	10	2	153
Total costs	3,487		3,578	454	133	4,165
Other revenue adjustments, primarily for pricing on prior period open sales	4		4	—	1	5
Gross profit	$1,096		$1,005	$71	$20	$1,096

Copper sales (millions of recoverable pounds)	957		957
Molybdenum sales (millions of recoverable pounds)[a]				25

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.78		$4.78	$21.25
Site production and delivery, before net noncash and other costs shown below	3.51		3.11	16.73
By-product credits	(0.56)		—	—
Treatment charges	0.14		0.13	—
Unit net cash costs	3.09		3.24	16.73
DD&A	0.39		0.35	1.28
Noncash and other costs, net	0.16	[c]	0.15	0.38
Total unit costs	3.64		3.74	18.39
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—
Gross profit per pound	$1.15		$1.05	$2.86

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$5,256		$3,506	$376
Treatment charges	(9)		121	—
Noncash and other costs, net	—		153	—
Other revenue adjustments, primarily for pricing on prior period open sales	5		—	—
Eliminations and other	32		40	—
U.S. copper mines	5,284		3,820	376
Other mining[d]	19,713		12,850	1,343
Corporate, other & eliminations	(4,715)		(4,427)	40
As reported in our consolidated financial statements	$20,282		$12,243	$1,759
a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $63 million ($0.07 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 8.

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues	$4,048		$4,048	$433	$127	$4,608
Site production and delivery, before net noncash and other costs shown below	3,250		2,928	358	104	3,390
By-product credits	(420)		—	—	—	—
Treatment charges	125		120	—	5	125
Net cash costs	2,955		3,048	358	109	3,515
DD&A	327		295	26	6	327
Noncash and other costs, net	133	[c]	123	9	1	133
Total costs	3,415		3,466	393	116	3,975
Gross profit	$633		$582	$40	$11	$633

Copper sales (millions of recoverable pounds)	943		943
Molybdenum sales (millions of recoverable pounds)[a]				22

Gross profit per pound of copper/molybdenum:

Revenues	$4.29		$4.29	$19.97
Site production and delivery, before net noncash and other costs shown below	3.45		3.10	16.52
By-product credits	(0.45)		—	—
Treatment charges	0.13		0.13	—
Unit net cash costs	3.13		3.23	16.52
DD&A	0.35		0.32	1.23
Noncash and other costs, net	0.14	[c]	0.13	0.39
Total unit costs	3.62		3.68	18.14
Gross profit per pound	$0.67		$0.61	$1.83

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$4,608		$3,390	$327
Treatment charges	(4)		121	—
Noncash and other costs, net	—		133	—
Eliminations and other	25		34	—
U.S. copper mines	4,629		3,678	327
Other mining[d]	19,565		12,298	1,330
Corporate, other & eliminations	(4,459)		(4,180)	47
As reported in our consolidated financial statements	$19,735		$11,796	$1,704
a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $48 million ($0.05 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for our other segments as presented in Note 8.

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,278		$1,278	$154	$1,432
Site production and delivery, before net noncash and other costs shown below	764		690	86	776
By-product credits	(144)		—	—	—
Treatment charges	18		18	—	18
Royalty on metals	2		2	—	2
Net cash costs	640		710	86	796
DD&A	114		101	13	114
Noncash and other costs, net	26	[b]	25	1	26
Total costs	780		836	100	936
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	2	2
Gross profit	$498		$442	$56	$498

Copper sales (millions of recoverable pounds)	278		278

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.60		$4.60
Site production and delivery, before net noncash and other costs shown below	2.75		2.49
By-product credits	(0.52)		—
Treatment charges	0.06		0.06
Royalty on metals	0.01		0.01
Unit net cash costs	2.30		2.56
DD&A	0.41		0.36
Noncash and other costs, net	0.10	[b]	0.09
Total unit costs	2.81		3.01
Other revenue adjustments, primarily for pricing on prior period open sales	—		—
Gross profit per pound	$1.79		$1.59

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,432		$776	$114
Treatment charges	(18)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		26	—
Other revenue adjustments, primarily for pricing on prior period open sales	2		—	—
South America operations	1,414		802	114
Other mining[c]	7,352		5,094	496
Corporate, other & eliminations	(1,794)		(1,691)	15
As reported in our consolidated financial statements	$6,972		$4,205	$625

a.Includes silver sales of 0.9 million ounces ($44.89 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $18 million ($0.06 per pound of copper) for feasibility and optimization studies.
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
b.Includes $34 million ($0.12 per pound of copper) of nonrecurring labor-related charges at Cerro Verde associated with new CLAs.
c.Includes charges totaling $18 million ($0.06 per pound of copper) for feasibility studies.
d.Represents the combined total for our other mining operations as presented in Note 8.

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$3,649		$3,649	$406	$4,055
Site production and delivery, before net noncash and other costs shown below	2,254		2,050	248	2,298
By-product credits	(364)		—	—	—
Treatment charges	54		54	—	54
Royalty on metals	6		5	1	6
Net cash costs	1,950		2,109	249	2,358
DD&A	338		304	34	338
Noncash and other costs, net	61	[b]	59	2	61
Total costs	2,349		2,472	285	2,757
Other revenue adjustments, primarily for pricing on prior period open sales	53		54	1	55
Gross profit	$1,353		$1,231	$122	$1,353

Copper sales (millions of recoverable pounds)	818		818

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.46		$4.46
Site production and delivery, before net noncash and other costs shown below	2.75		2.50
By-product credits	(0.45)		—
Treatment charges	0.07		0.07
Royalty on metals	0.01		0.01
Unit net cash costs	2.38		2.58
DD&A	0.42		0.37
Noncash and other costs, net	0.07	[b]	0.07
Total unit costs	2.87		3.02
Other revenue adjustments, primarily for pricing on prior period open sales	0.07		0.07
Gross profit per pound	$1.66		$1.51

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$4,055		$2,298	$338
Treatment charges	(54)		—	—
Royalty on metals	(6)		—	—
Noncash and other costs, net	—		61	—
Other revenue adjustments, primarily for pricing on prior period open sales	55		—	—
Eliminations and other	1		(1)	—
South America operations	4,051		2,358	338
Other mining[c]	20,946		14,312	1,381
Corporate, other & eliminations	(4,715)		(4,427)	40
As reported in our consolidated financial statements	$20,282		$12,243	$1,759

a.Includes silver sales of 2.5 million ounces ($39.10 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $51 million ($0.06 per pound of copper) for feasibility and optimization studies.
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
b.Includes $99 million ($0.11 per pound of copper) of nonrecurring labor-related charges at Cerro Verde associated with new CLAs.
c.Includes charges totaling $41 million ($0.05 per pound of copper) for feasibility studies.
d.Represents the combined total for our other segments as presented in Note 8.

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended September 30, 2025
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$1,624		$1,624		$1,172	$88	$2,884
Site production and delivery, before net noncash and other costs shown below	663		373		270	20	663
By-product credits	(1,265)		—		—	—	—
Treatment charges	32		18		13	1	32
Export duties	135		77		55	3	135
Royalty on metals	105		62		41	2	105
Net cash (credits) costs	(330)		530		379	26	935
DD&A	330	[b]	186		134	10	330
Noncash and other costs, net	315	[c]	177		128	10	315
Total costs	315		893		641	46	1,580
Other revenue adjustments, primarily for pricing on prior period open sales	13		13		4	1	18
Gross profit	$1,322		$744		$535	$43	$1,322

Copper sales (millions of recoverable pounds)	360		360
Gold sales (thousands of recoverable ounces)					332

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.52		$4.52		$3,535
Site production and delivery, before net noncash and other costs shown below	1.84		1.04		813
By-product credits	(3.52)		—		—
Treatment charges	0.09		0.05		39
Export duties	0.38		0.21		166
Royalty on metals	0.29		0.17		125
Unit net cash (credits) costs	(0.92)		1.47		1,143
DD&A	0.92	[b]	0.52		404
Noncash and other costs, net	0.88	[c]	0.49		386
Total unit costs	0.88		2.48		1,933
Other revenue adjustments, primarily for pricing on prior period open sales	0.04		0.04		11
Gross profit per pound/ounce	$3.68		$2.08		$1,613

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$2,884		$663		$330
Treatment charges	13		45	[d]	—
Export duties	(135)		—		—
Royalty on metals	(105)		—		—
Noncash and other costs, net	—		315		—
Other revenue adjustments, primarily for pricing on prior period open sales	18		—		—
Eliminations and other	—		1		1
Indonesia operations	2,675		1,024		331
Other mining[e]	6,091		4,872		279
Corporate, other & eliminations	(1,794)		(1,691)		15
As reported in our consolidated financial statements	$6,972		$4,205		$625

a.Includes silver sales of 1.8 million ounces ($40.81 per ounce average realized price).
b.Includes $24 million ($0.07 per pound of copper) associated with idle facility costs following the September 2025 mud rush incident.
c.Includes charges totaling (i) $171 million ($0.47 per pound of copper) for idle facility costs and recovery efforts associated with the September 2025 mud rush incident, (ii) $83 million ($0.23 per pound of copper) for operational readiness and startup costs associated with PTFI’s downstream processing facilities, (iii) $39 million ($0.11 per pound of copper) associated with PT Smelting planned maintenance and idle facility related tolling fees and (iv) $26 million ($0.07 per pound of copper) for remediation costs related to the October 2024 fire incident at the smelter not recoverable under PTFI’s construction insurance program.
d.Represents tolling costs paid to PT Smelting and excludes $39 million of tolling fees that were recognized as idle facility costs in noncash and other costs, net (refer to note c above) associated with PT Smelting’s planned maintenance turnaround.
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
b.Includes charges totaling $39 million ($0.09 per pound of copper) for operational readiness and startup costs associated with PTFI’s downstream processing facilities.
c.Represents tolling costs paid to PT Smelting.
d.Represents the combined total for our other mining operations as presented in Note 8.

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Nine Months Ended September 30, 2025
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$4,827		$4,827		$3,273	$159	$8,259
Site production and delivery, before net noncash and other costs shown below	2,052		1,199		813	40	2,052
By-product credits	(3,449)		—		—	—	—
Treatment charges	175		103		69	3	175
Export duties	337		196		134	7	337
Royalty on metals	304		179		122	3	304
Net cash (credits) costs	(581)		1,677		1,138	53	2,868
DD&A	905	[b]	529		358	18	905
Noncash and other costs, net	490	[c]	286		195	9	490
Total costs	814		2,492		1,691	80	4,263
Other revenue adjustments, primarily for pricing on prior period open sales	19		19		16	1	36
Gross profit	$4,032		$2,354		$1,598	$80	$4,032

Copper sales (millions of recoverable pounds)	1,093		1,093
Gold sales (thousands of recoverable ounces)					975

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.42		$4.42		$3,357
Site production and delivery, before net noncash and other costs shown below	1.88		1.10		834
By-product credits	(3.16)		—		—
Treatment charges	0.16		0.09		71
Export duties	0.31		0.18		138
Royalty on metals	0.28		0.16		125
Unit net cash (credits) costs	(0.53)		1.53		1,168
DD&A	0.82	[b]	0.49		367
Noncash and other costs, net	0.45	[c]	0.26		199
Total unit costs	0.74		2.28		1,734
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01		16
Gross profit per pound/ounce	$3.69		$2.15		$1,639

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$8,259		$2,052		$905
Treatment charges	9		184	[d]	—
Export duties	(337)		—		—
Royalty on metals	(304)		—		—
Noncash and other costs, net	—		490		—
Other revenue adjustments, primarily for pricing on prior period open sales	36		—		—
Eliminations and other	(1)		—		1
Indonesia operations	7,662		2,726		906
Other mining[e]	17,335		13,944		813
Corporate, other & eliminations	(4,715)		(4,427)		40
As reported in our consolidated financial statements	$20,282		$12,243		$1,759

a.Includes silver sales of 3.3 million ounces ($37.82 per ounce average realized price).
b.Includes $24 million ($0.02 per pound of copper) associated with idle facility costs following the September 2025 mud rush incident.
c.Includes charges totaling (i) $185 million ($0.17 per pound of copper) for operational readiness and startup costs associated with PTFI’s downstream processing facilities, (ii) $171 million ($0.16 per pound of copper) for idle facility costs and recovery efforts associated with the September 2025 mud rush incident, (iii) $56 million ($0.05 per pound of copper) of remediation costs related to the October 2024 fire incident at the smelter not recoverable under PTFI’s construction insurance program, (iv) $39 million ($0.04 per pound of copper) associated with PT Smelting planned maintenance and idle facility related tolling fees and (v) $24 million ($0.02 per pound of copper) related to the reversal of previously capitalized land lease costs at PTFI’s downstream processing facilities.
d.Represents tolling costs paid to PT Smelting and excludes $39 million of tolling fees that were recognized as idle facility costs in noncash and other costs, net (refer to note c above) associated with PT Smelting’s planned maintenance turnaround.
e.Represents the combined total for our other segments as presented in Note 8.

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
b.Includes charges totaling (i) $74 million ($0.06 per pound of copper) for operational readiness and startup costs associated with PTFI’s downstream processing facilities, (ii) $34 million ($0.03 per pound of copper) related to the reversal of previously capitalized land lease costs at PTFI’s downstream processing facilities and (iii) $22 million ($0.02 per pound of copper) for feasibility and optimization studies.
c.Represents tolling costs paid to PT Smelting.
d.Represents the combined total for our other segments as presented in Note 8.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended September 30,
(In millions)	2025	2024

Revenues, excluding adjustments[a]	$186	$138
Site production and delivery, before net noncash and other costs shown below	144	131
Treatment charges and other	9	6
Net cash costs	153	137
DD&A	22	19
Noncash and other costs, net	6	9
Total costs	181	165
Gross profit (loss)	$5	$(27)

Molybdenum sales (millions of recoverable pounds)[a]	8	6

Gross profit (loss) per pound of molybdenum:

Revenues, excluding adjustments[a]	$23.57	$21.20
Site production and delivery, before net noncash and other costs shown below	18.32	20.15
Treatment charges and other	1.09	0.91
Unit net cash costs	19.41	21.06
DD&A	2.72	2.85
Noncash and other costs, net	0.80	1.46
Total unit costs	22.93	25.37
Gross profit (loss) per pound	$0.64	$(4.17)

Reconciliation to Amounts Reported
		Production
Three Months Ended September 30, 2025	Revenues	and Delivery	DD&A
Totals presented above	$186	$144	$22
Treatment charges and other	(9)	—	—
Noncash and other costs, net	—	6	—
Molybdenum mines	177	150	22
Other mining[b]	8,589	5,746	588
Corporate, other & eliminations	(1,794)	(1,691)	15
As reported in our consolidated financial statements	$6,972	$4,205	$625

Three Months Ended September 30, 2024
Totals presented above	$138	$131	$19
Treatment charges and other	(6)	—	—
Noncash and other costs, net	—	9	—
Molybdenum mines	132	140	19
Other mining[b]	8,225	5,354	567
Corporate, other & eliminations	(1,567)	(1,417)	14
As reported in our consolidated financial statements	$6,790	$4,077	$600

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

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Nine Months Ended September 30,
(In millions)	2025	2024

Revenues, excluding adjustments[a]	$561	$434
Site production and delivery, before net noncash and other costs shown below	382	376
Treatment charges and other	27	19
Net cash costs	409	395
DD&A	74	51
Noncash and other costs, net	18	17
Total costs	501	463
Gross profit (loss)	$60	$(29)

Molybdenum sales (millions of recoverable pounds)[a]	26	21

Gross profit (loss) per pound of molybdenum:

Revenues, excluding adjustments[a]	$21.37	$20.40
Site production and delivery, before net noncash and other costs shown below	14.56	17.71
Treatment charges and other	1.04	0.88
Unit net cash costs	15.60	18.59
DD&A	2.80	2.39
Noncash and other costs, net	0.68	0.80
Total unit costs	19.08	21.78
Gross profit (loss) per pound	$2.29	$(1.38)

Reconciliation to Amounts Reported

		Production
Nine Months Ended September 30, 2025	Revenues	and Delivery	DD&A
Totals presented above	$561	$382	$74
Treatment charges and other	(27)	—	—
Noncash and other costs, net	—	18	—
Molybdenum mines	534	400	74
Other mining[b]	24,463	16,270	1,645
Corporate, other & eliminations	(4,715)	(4,427)	40
As reported in our consolidated financial statements	$20,282	$12,243	$1,759

Nine Months Ended September 30, 2024
Totals presented above	$434	$376	$51
Treatment charges and other	(19)	—	—
Noncash and other costs, net	—	17	—
Molybdenum mines	415	393	51
Other mining[b]	23,779	15,583	1,606
Corporate, other & eliminations	(4,459)	(4,180)	47
As reported in our consolidated financial statements	$19,735	$11,796	$1,704

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

CAUTIONARY STATEMENT

Our discussion and analysis contain forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections or expectations relating to business outlook, strategy, goals or targets; the underlying assumptions and estimated impacts on our business and stakeholders related to the mud rush incident at PTFI’s Grasberg Block Cave underground mine; global market conditions, including trade policies; ore grades and milling rates; production and sales volumes; higher variability between PTFI production and sales; unit net cash costs (credits) and operating costs; capital expenditures; operating plans, including mine sequencing; cash flows; liquidity; investigations, repair efforts, and phased restart and ramp-up of production and downstream processing following the mud rush incident at PTFI’s Grasberg Block Cave underground mine and the anticipated impact on future production, sales, results of operations and operating plans, and recoveries under insurance policies; potential extension of PTFI’s special mining business license (IUPK) beyond 2041; timing of shipments of inventoried production; our sustainability-related commitments and targets; our overarching commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; achievement of our 2030 climate targets and our 2050 net zero aspiration; improvements in operating procedures and technology innovations and applications; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal and environmental proceedings; debt repurchases; and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “could,” “to be,” “potential,” “assumptions,” “guidance,” “aspirations,” “future,” “commitments,” “pursues,” “initiatives,” “objectives,” “opportunities,” “strategy” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable), and timing and amount of any share repurchases are at the discretion of our Board and management, respectively, and are subject to a number of factors, including not exceeding our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board or management, as applicable. Our share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper and gold; changes in export duties and tariff rates; production rates; timing of shipments and sales; price and availability of consumables and components we purchase as well as constraints on supply and logistics, and transportation services; changes in cash requirements, financial position, financing or investment plans; changes in general market, economic, geopolitical, regulatory or industry conditions, including market volatility regarding trade policies and tariff uncertainty; reductions in liquidity and access to capital; PTFI’s ability to repair mud rush incident-related damage, complete the investigation to the satisfaction of the Indonesian government authorities and implement any recommendations therefrom, safely restart, phase-in ramp-up and achieve full operating rates of production and downstream processing on the expected timeline and optimize production plans; recover amounts under insurance policies; resolve force majeure declarations and maintain relationships with commercial counterparties; changes in tax laws and regulations; political and social risks, including the potential effects of violence in Indonesia, civil unrest in Peru, and relations with local communities and Indigenous Peoples; operational risks inherent in mining, with higher inherent risks in underground mining; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations, including the ability to smelt and refine or inventory; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; satisfaction of requirements in accordance with PTFI’s IUPK to extend mining rights from 2031 through 2041; process relating to the extension of PTFI’s IUPK beyond 2041; cybersecurity risks; any major public health crisis; labor relations, including labor-related work stoppages and increased costs; compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks, including availability of secure water supplies; impacts, expenses or results from litigation or investigations; tailings management; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2024 Form 10-K.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the nine-month period ended September 30, 2025. For additional information on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2024 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q.

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended September 30, 2025.

The following table sets forth information with respect to shares of FCX common stock purchased by us during the quarter ended September 30, 2025, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
July 1-31, 2025	—	$—	—	$2,998,744,414
August 1-31, 2025	—	$—	—	$2,998,744,414
September 1-30, 2025	—	$—	—	$2,998,744,414
Total	—	$—	—
a.On November 1, 2021, our Board approved a share repurchase program authorizing repurchases of up to $3.0 billion of our common stock, and on July 19, 2022, our Board authorized an increase in the share repurchase program up to $5.0 billion. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.

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

Item 5. Other Information.

During the quarter ended September 30, 2025, no director or officer of FCX adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

Date:  November 6, 2025
S-1