Form 10-K
period 2025-12-31
FREEPORT-MCMORAN INC
filed 2026-02-13
CIK 831259

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number: 001-11307-01
Freeport-McMoRan Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2480931
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4340 E. Cotton Center Blvd., Suite 110
Phoenix	Arizona	85040-8852
(Address of principal executive offices)		(Zip Code)
(602) 366-8100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FCX	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.             ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.                                      ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                               ☐ Yes ☑ No
The aggregate market value of common stock held by non-affiliates of the registrant was $61.9 billion on June 30, 2025.
Common stock issued and outstanding was 1,437,201,606 shares on January 31, 2026.
DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its 2026 annual meeting of stockholders are incorporated by reference into Part III of this report.

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

We believe fundamentals for copper are favorable with growing demand supported by copper’s critical role in electrification initiatives, continued urbanization in developing countries, data centers and artificial intelligence (AI) growth, increased defense spending and growing connectivity globally.

We believe that we are well positioned for the future as a leading producer of copper with significant copper reserves and resources and a high-quality portfolio of growth projects to provide additional supplies of copper to a growing market. Our experienced team is committed to value creation through solid execution of our plans, operational excellence and advancing opportunities for long-term organic growth.

We continue to evaluate and advance potential expansion opportunities at certain of our copper mines in the U.S. and South America. Across our U.S. and South America operations, we are incorporating new applications, technologies and data analytics into our leaching processes. In late 2025, we achieved an annual run rate of approximately 240 million pounds of copper. We are targeting annual production of 300 million pounds of copper in 2026 from these initiatives and believe there is potential for further significant increases in recoverable metal beyond the current annual target. Refer to “Operations – United States,” “Operations – South America” and MD&A for further discussion.

Our 2025 operations and results were impacted by the September 2025 mud rush incident at the Grasberg minerals district in Central Papua, Indonesia. In late October 2025, PT Freeport Indonesia (PTFI) restarted operations at the unaffected Deep Mill Level Zone (DMLZ) and Big Gossan underground mines. During fourth-quarter 2025, investigations and remedial plans were completed and a phased restart and ramp-up of the Grasberg Block Cave underground mine is anticipated to begin in second-quarter 2026. Refer to “Operations – Indonesia” and MD&A for further discussion.

For the year 2025, the London Metal Exchange (LME) copper settlement prices averaged $4.51 per pound (ranging from a low of $3.87 per pound to a high of $5.68 per pound) and closed at $5.67 per pound on December 31, 2025, and Commodity Exchange Inc. (COMEX) copper settlement prices averaged $4.82 per pound (ranging from a low of $3.99 per pound to a high of $5.80 per pound) and closed at $5.63 per pound on December 31, 2025.

Following are our ownership interests at December 31, 2025, in operating mines through our consolidated subsidiaries, Freeport Minerals Corporation (FMC) and PTFI:

FCX
100%
48.76%[a]
FMC
PTFI
100%
Varying Interests
U.S.:
Morenci[b]
Bagdad
Safford
Sierrita
Miami
Chino
Tyrone
Henderson
Climax
South America:
Cerro Verde (55.08%)
El Abra (51%)
Indonesia:
Grasberg minerals district
Downstream processing facilities

a.Refer to Note 2 for discussion of our conclusion to consolidate PTFI.
b.FMC has a 72% undivided interest in Morenci via an unincorporated joint venture. Refer to Note 2 for further discussion.

Following is the allocation of our estimated consolidated recoverable proven and probable mineral reserves at December 31, 2025, by geographic location (refer to “Operations” and “Mineral Reserves” for further discussion):

	Copper	Gold	Molybdenum
U.S.	38%	3%	74%	[a]
South America	40	—	26
Indonesia	22	97	—
	100%	100%	100%
a.Our U.S. copper mines contain 58% of our estimated consolidated recoverable proven and probable molybdenum reserves, and our Henderson and Climax molybdenum mines contain 16%.

In the U.S., we manage seven copper operations – Morenci, Bagdad, Safford (including Lone Star), Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico, and two molybdenum mines - Henderson and Climax in Colorado. We also operate a copper smelter and rod mill in Miami, Arizona, and a copper refinery and rod mill in El Paso, Texas. In addition to copper, certain of our U.S. copper mines also produce molybdenum concentrate, gold and silver.

In South America, we manage two copper operations – Cerro Verde in Peru and El Abra in Chile. In addition to copper, the Cerro Verde mine also produces molybdenum concentrate and silver.

In Indonesia, PTFI operates in the Grasberg minerals district. In addition to copper, the Grasberg minerals district also produces gold and silver. With the completion of PTFI’s smelter and precious metals refinery (PMR) (collectively, PTFI’s downstream processing facilities) in Gresik, Indonesia, during 2025, PTFI is a fully integrated producer of refined copper and gold.

Following is the allocation of our consolidated copper, gold and molybdenum production for the year 2025 by geographic location (refer to “Operations” and MD&A for further discussion):

	Copper	Gold	Molybdenum
U.S.	39%	2%	77%	[a]
South America	31	—	23
Indonesia	30	98	—
	100%	100%	100%
a.Our Henderson and Climax molybdenum mines produced 40% of our consolidated molybdenum production, and our U.S. copper mines produced 37%.

Copper production from three of our mines (the Morenci mine in the U.S., the Cerro Verde mine in Peru and the Grasberg minerals district in Indonesia) together totaled 70% of our consolidated copper production in 2025.

The geographic locations of our operations are shown on the world map below.

D STOWMARKET, UNITED KINGDOM
Molybdenum Processing
D FORT MADISON, IOWA
Molybdenum Processing
ROTTERDAM, THE NETHERLANDS D
Molybdenum Processing
HENDERSON, COLORADO U
CLIMAX, COLORADO U
HUELVA, SPAIN D
Atlantic Copper (Copper Smelter and Refinery)
EL PASO, TEXAS D
Copper Refinery and Rod Mill
U MORENCI, ARIZONA
U BAGDAD, ARIZONA
U SAFFORD/LONE STAR, ARIZONA
U SIERRITA, ARIZONA
U D MIAMI, ARIZONA
Mine, Copper Smelter and Rod Mill
CHINO, NEW MEXICO U
TYRONE, NEW MEXICO U
U GRASBERG MINERALS DISTRICT, INDONESIA
D GRESIK, INDONESIA
· PTFI (Copper Smelter and Precious Metals Refinery)
· PT Smelting (Copper Smelter and Refinery
U CERRO VERDE, PERU
U EL ABRA, CHILE
COPPER (CU)
GOLD (AU)
MOLYBDENUM (MO)
U UPSTREAM
D DOWNSTREAM

COPPER, GOLD AND MOLYBDENUM

The following provides a summary of our primary natural resources – copper, gold and molybdenum. Refer to MD&A for further discussion of historical and current market prices of these commodities and Item 1A. “Risk Factors” for discussion of factors that can cause price fluctuations.

Copper
Copper is an internationally traded commodity, and its prices are determined by the major metals exchanges – the LME, COMEX and Shanghai Futures Exchange. Prices on these exchanges generally reflect the worldwide balance of copper supply and demand, and can be volatile and cyclical.

Copper priced on the LME and COMEX exchanges have historically traded in a narrow range without significant differential. Following U.S. trade policy announcements in 2025, including proposed tariff announcements, the two benchmark prices traded at wider differentials than historical averages. For the year 2025, the average COMEX copper settlement price was 7% higher than the average LME copper settlement price. To date in 2026 (through February 12, 2026), the two benchmark prices have been similar. Copper sales from our South America and Indonesia operations are generally based on quoted LME monthly average copper settlement prices, and copper sales from our U.S. copper mines are generally based on prevailing COMEX monthly average copper settlement prices.

In general, demand for copper reflects the rate of underlying world economic growth, particularly in industrial production and construction. According to a 2025 report from Wood Mackenzie, a widely followed independent metals market consultant, copper’s end-use markets (and their estimated shares of total consumption) are electrical applications (30%), construction (24%), consumer products (21%), transportation (14%) and industrial machinery (11%). We believe copper will continue to be essential in these basic uses as well as contribute significantly to new technologies for clean energy and advancement in communications, including the global transition to renewable power, electric vehicles and other electrification initiatives, continued urbanization in developing countries, data centers and AI developments, increased defense spending and growing connectivity globally. Examples of areas we believe will require additional copper in the future include: (i) high efficiency motors, which consume up to 75% more copper than a standard motor; (ii) electric vehicles, which consume up to four times the amount of copper in terms of weight compared to vehicles of similar size with an internal combustion engine, and require copper-intensive charging station infrastructure to refuel; (iii) renewable energy such as wind and solar, which consume four to five times the amount of copper compared to traditional fossil fuel generated power and (iv) data centers and AI developments.

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

PRODUCTS AND SALES

Our consolidated revenues for 2025 primarily included sales of copper (75%), gold (15%) and molybdenum (8%). For the three years ended December 31, 2025, the only customer that accounted for 10% or more of our consolidated revenues was Mitsubishi Materials Corporation, PTFI’s joint venture partner in PT Smelting (PTFI’s 66%-owned copper smelter and refinery), in 2024. Refer to Note 14 for a summary of our consolidated revenues by product and geographic area, and revenues and operating income by reportable segment.

Copper Products
We are one of the world’s leading producers of copper concentrate, cathode and continuous cast copper rod. During 2025, 43% of our mined copper was sold in concentrate, 33% as cathode and 24% as rod. The copper ore from our mines is generally processed either by smelting and refining or by solution extraction and electrowinning (SX/EW) as described below.

Copper Concentrate. We produce copper concentrate at six of our mines in which mined ore is crushed and treated to produce a copper concentrate with copper content of approximately 20% to 30%. In the U.S., copper concentrate is produced at the Morenci, Bagdad, Sierrita and Chino mines, and a significant portion is shipped to our Miami smelter in Arizona for further processing (refer to “Other Smelting Facilities and Mining Properties” for further discussion of the Miami smelter). Copper concentrate is also produced at the Cerro Verde mine in Peru and the Grasberg minerals district in Indonesia. A portion of the copper concentrate produced at Cerro Verde is shipped to Atlantic Copper for further processing. Prior to the completion of PTFI’s downstream processing facilities, copper concentrate produced in the Grasberg minerals district was shipped to PT Smelting in Indonesia, third-party smelters and to Atlantic Copper (our wholly owned copper smelting and refining unit in Spain). With the completion of PTFI’s downstream processing facilities during 2025, all of Grasberg’s copper concentrate is processed within Indonesia.

Copper Cathode. We produce copper cathode at our electrolytic refinery located in El Paso, Texas, and at nine of our mines.

SX/EW cathode is produced from the Morenci, Bagdad, Safford, Sierrita, Miami, Chino and Tyrone mines in the U.S., and from the Cerro Verde and El Abra mines in South America. For ore subject to the SX/EW process, the ore is placed on stockpiles and copper is extracted from the ore by dissolving it with a weak sulfuric acid solution. The copper content of the solution is increased in two additional SX stages, and then the copper-bearing solution undergoes an EW process to produce cathode that is, on average, 99.99% copper. Our copper cathode is used as the raw material input for copper rod, brass mill products and for other uses.

Copper cathode is also produced at PTFI’s smelter and PT Smelting in Indonesia, and at Atlantic Copper. Copper concentrate is smelted (i.e., subjected to extreme heat) to produce copper anode, which weighs between 700 and 900 pounds and has an average copper content of 99.5%. The anode is further treated by electrolytic refining to produce copper cathode, which weighs between 90 and 350 pounds and has an average copper content of 99.99%. Refer to “Other Smelting Facilities and Mining Properties” for further discussion of PT Smelting and Atlantic Copper.

Continuous Cast Copper Rod. We manufacture continuous cast copper rod at our U.S. rod facilities primarily using copper produced at our U.S. copper mines and processing facilities. Rod production from these facilities approximated one billion pounds of copper for each of the last three years.

Copper Sales
U.S. The majority of the copper produced at our U.S. copper mines and refined in our El Paso, Texas refinery is consumed at our rod plants to produce copper rod, which is then sold to wire and cable manufacturers. The remainder of our U.S. copper production is sold in the form of copper cathode or copper concentrate under U.S. dollar-denominated annual contracts. Generally, copper cathode is sold to rod, brass or tube fabricators. Cathode and rod contract prices are generally based on the COMEX monthly average settlement prices for the month of shipment and include a premium.

South America. Production from our South America operations is sold as copper concentrate or copper cathode under U.S. dollar-denominated, annual and multi-year contracts. During 2025, our South America operations sold 75% of their copper production in concentrate (including a portion to Atlantic Copper) and 25% as cathode.

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

Indonesia. During 2025, PTFI sold 51% of its copper production in concentrate and 49% as cathode.

Historically, PTFI sold its production in the form of copper concentrate, which contained significant quantities of gold and silver, primarily under U.S. dollar-denominated, long-term contracts. Substantially all of PTFI’s copper concentrate sales contracts provided final copper pricing in a specified future month (generally one to four months from the shipment date) primarily based on quoted LME monthly average settlement copper prices.

With the completion of its downstream processing facilities during 2025, PTFI is a fully integrated producer of refined copper and gold, and its copper production is sold in the form of copper cathode under long-term contracts (generally Indonesia contracts are rupiah denominated and export contracts are U.S.-dollar denominated). Substantially all of PTFI’s copper cathode sales contracts provide final copper pricing in a specified month (generally within one to two months of the shipment date) primarily based on quoted LME monthly average settlement copper prices.

PTFI’s copper revenues are also recorded net of royalties. Prior to the expiration of its export license on September 16, 2025, PTFI’s copper copper concentrate revenues were also recorded net of treatment charges and export duties.

Refer to Item 1A. “Risk Factors,” “Operations – Indonesia” in MD&A and Notes 10 and 11 for a discussion of Indonesia matters and PTFI’s special mining business license (IUPK).

Gold Products and Sales
We produce gold almost exclusively from our mines in the Grasberg minerals district.

Prior to the expiration of its export license on September 16, 2025, the gold produced by PTFI was primarily sold as a component of its copper concentrate or in anode slimes, which are a product of the smelting and refining process. Gold was generally priced at the average London PM gold price for a specified month near the month of shipment. Revenues from gold sold as a component of PTFI’s copper concentrate were recorded net of treatment charges, royalties, export duties and allowances for unrecoverable metals, and revenues from gold sold in anode slimes were recorded net of royalties and refining charges.

With the completion of its downstream processing facilities during 2025, PTFI sells gold bars produced by the PMR primarily priced at the London PM gold price near the date of shipment, net of royalties.

Molybdenum Products and Sales
According to Wood Mackenzie, we are the world’s largest producer of molybdenum and molybdenum-based chemicals. In addition to production from the Henderson and Climax molybdenum mines, we produce molybdenum concentrate at certain of our U.S. copper mines and our Cerro Verde copper mine in Peru. The majority of our molybdenum concentrate is processed in our own conversion facilities. Our molybdenum sales are primarily priced based on the average published Platts Metals Daily prices for the month prior to the month of shipment.

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

At December 31, 2025, we had $2.0 billion recorded in our consolidated balance sheet for environmental obligations and $3.8 billion recorded for asset retirement obligations. We incurred environmental capital expenditures and other environmental costs (including our joint venture partners’ shares) to comply with applicable environmental laws and regulations that affect our operations totaling $0.5 billion in 2025, $0.6 billion in 2024 and $0.5 billion in 2023, and we expect to incur approximately $0.7 billion in 2026. The timing and amounts of estimated payments could change as a result of changes in regulatory requirements, changes in scope and costs of reclamation activities, the settlement of environmental matters and the rate at which actual spending occurs on continuing matters.

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

Our U.S. mining operations are also subject to regulations under the Endangered Species Act (ESA) that are intended to protect species listed by the U.S. Department of the Interior’s Fish & Wildlife Service (FWS) as endangered or threatened, along with critical habitat designated by FWS for these listed species. The ESA may affect the ability of landowners, including us, to obtain federal permits or authorizations needed for expansion of our operations, and may also affect our ability to obtain, retain or deliver water to some operations.

New or revised environmental regulatory requirements are frequently proposed, many of which may result in substantially increased costs for our business, including those discussed above and in Item 1A. “Risk Factors.” For example, in 2024, EPA amended its rule establishing standards for hazardous air pollutant emissions from primary copper smelters (Copper Smelter Rule). This final rule would impact our Miami, Arizona smelter operations, which process a significant portion of the copper concentrate produced by our U.S. copper mines. However, in March 2025, EPA announced that it will reconsider, among others, the Copper Smelter Rule, and in October 2025, a presidential proclamation exempted the Miami smelter from the compliance deadlines in the Copper Smelter Rule for two years. EPA’s reconsideration of the Copper Smelter Rule continues and upon its proposal, we will evaluate processes and equipment modifications and the costs involved, which could be significant. Our appeal of EPA’s Copper Smelter Rule to the Court of Appeals for the District of Columbia Circuit remains suspended pending resolution of several petitions for reconsideration to EPA filed by us and other parties.

EPA and state agencies continue to consider regulations for man-made organic compounds that could be present in soil, groundwater and surface water at our existing and former operations. These regulations may include drinking water standards, hazardous waste requirements, and hazardous substance designations for Perfluorooctanesulfonic acid (PFOS) and Perfluorooctanoic acid (PFOA). For example, in September 2025, EPA announced that it intends to retain the hazardous substance designation for PFOS and PFOA and will initiate future rulemaking to establish a uniform framework governing designation of hazardous substances under CERCLA. In addition, in January 2025, EPA published its final toxicological assessment for inorganic arsenic, which may be used by federal and state regulators to revise regulatory standards under various environmental programs, including water quality standards and cleanup levels at remediation sites, and in October 2025, EPA announced updated guidance and processes concerning the cleanup of lead in residential soils. We are working with federal and state agencies to understand possible ramifications to our projects from these developments and will monitor any additional regulatory guidance, rulemaking and other regulatory activities.

In November 2025, EPA and the U.S. Army Corps of Engineers proposed to revise the final rule amending the revised definition of the “waters of the United States” issued in 2023. Subject to future court decisions (including additional successful legal challenges) and additional administrative rulemaking and related guidance, which may further affect the scope of the final rule, we may need federal authorization under the Clean Water Act (CWA) to expand some of our operations. Further, even where federal authorization is not otherwise required, some states have adopted or are developing programs to require permits for discharges to waters that are no longer subject to the CWA including discharges of dredged or fill material.

Peru. The General Environmental Law (Law No. 28611) establishes the main environmental guidelines and principles applicable in Peru. Pursuant to the General Environmental Law, the Ministry of Energy and Mines (MINEM) issued national environmental regulations, which have gradually replaced prior guidelines governing governmental agencies’ environmental competencies. The Environmental Evaluation and Oversight Agency has the authority to inspect mining operations and fine companies that fail to comply with prescribed environmental regulations and their approved environmental assessments.

Cerro Verde is subject to regulation under the Mine Closure Law administered by MINEM. Under the closure regulations, mines must submit a closure plan every five years that includes the reclamation methods, closure cost estimates, methods of control and verification, closure and post-closure plans, and financial assurance. In compliance with the requirement for five-year updates, Cerro Verde submitted its updated closure plan and cost estimates and received approval from MINEM in December 2023.

The Cerro Verde mine has developed and continues to implement detailed, comprehensive mine waste and tailings management programs to meet the applicable Peru waste regulations and our internal environmental management practices. These programs incorporate commitments included in the Environmental and Social Impact Studies and the engineer of record designs for the specific cases of tailings storage facilities and certain leach pad stockpiles. For any future projects, including at existing facilities, Cerro Verde also may be required by MINEM or the National Environmental Certification Service for Sustainable Investments to incur additional costs to comply with the requirements of new regulations that provide for the adequacy of the transportation and final disposal of tailings.

Chile. El Abra is subject to regulation under the Mine Closure Law administered by the Chile Mining and Geology Agency. In compliance with the requirement for five-year updates, El Abra submitted an updated plan with closure cost estimates in August 2025. The El Abra mine has developed and continues to implement detailed, comprehensive mine waste programs to meet the applicable Chilean waste regulations and our internal environmental management practices. These programs incorporate commitments included in the Environmental and Social Impact Studies, and the engineer of record designs for the specific cases of certain leach pad stockpiles.

Indonesia. PTFI holds multiple permits from national, provincial, and regency regulatory agencies, including groundwater use permits, effluent and air discharge permits, solid and hazardous waste storage and management permits and protection of forest borrow-to-use permits. Where permits have specific terms, renewal applications are made to the relevant regulatory authority as required, prior to the end of the permit term.

In December 2018, Indonesia’s former Ministry of Environment and Forestry (MOEF) issued a revised environmental permit to PTFI to address certain operational activities that it alleged were inconsistent with earlier studies. PTFI and the MOEF also established a framework known as the Tailings Management Roadmap for continuous improvement in environmental practices and tailings management at PTFI’s Grasberg operations. PTFI completed the Tailings Management Roadmap commitments for the 2018 through 2024 period. The current phase of the Tailings Management Roadmap, approved by MOEF in 2024, extends from 2025 through 2030 and builds upon activities from the initial period. In 2025, PTFI continued to work with MOEF on the primary Tailings Management Roadmap objectives, including (1) the reduction of non-tailings sediment entering the tailings management area, (2) the increased retention, flow control and distribution of tailings within the tailings management area and (3) the pursuit of additional beneficial uses of tailings in infrastructure and other projects.

In 2020, PTFI initiated a new environmental impact analysis (called an Analisis Mengenai Dampak Lingkungan or AMDAL) in preparation for the proposed activities associated with the transition from Grasberg surface mine to underground operations, and PTFI completed the approval requirements of the AMDAL covering all support activities for the underground transition in 2023. In December 2023, PTFI received technical approval for its tailings management activities. In 2024, the MOEF approved an addendum to the AMDAL that covers activities associated with the conversion of PTFI’s power plant from coal-fired to liquefied natural gas (LNG). Permitting related to the conversion to LNG continues to progress.

In accordance with Indonesia law, in 2019, PTFI completed and Indonesia regulators approved an updated mine closure plan to reflect Grasberg minerals district production operations until 2041. In the future, additional approval will be required for the diversion of the Aghawagon/Otomona River out of the tailings management area at the end of the mine life. In 2022, PTFI received approval on its reclamation plan through 2026. PTFI has provided all required mine closure and reclamation guarantees in the form of time deposits and bank guarantees with state-owned banks in accordance with prevailing regulations.

Climate
In many of the jurisdictions in which we or our customers operate, governmental bodies and governmental officials have enacted or proposed legislation, regulations and policies in response to the potential impacts of climate change. For example, carbon tax legislation has been adopted in jurisdictions where we operate, including Indonesia, Chile and the European Union (EU). PTFI’s coal-fired power plant was not within the scope of Indonesia’s carbon emissions trading system in 2025. PTFI continues to monitor the regulation. Refer to “Operations – Indonesia” below for discussion of PTFI’s plans to transition its existing energy source from coal to natural gas.

Further, certain jurisdictions, including the EU and California, have introduced or passed regulations that may require corporate climate-related reporting as specified by the individual regulations.

While it is not possible to reasonably estimate the nature, extent, scope, timing and cost or other impacts of any current or future carbon pricing mechanisms, mandatory disclosures, other climate change regulatory programs or future legislative action that may be enacted, we anticipate that we will dedicate more resources and incur more costs to comply and remediate in response to legislative or regulatory changes.

For information about the risks posed by the potential impacts of climate change and related regulations, refer to Item 1A. “Risk Factors.”

Health and Safety
Our highest priority is the health, safety and well-being of our workforce. We also work to promote safety values with our suppliers and in the communities where we operate. We believe health and safety considerations are integral to, and fundamental for, all other functions in our organization, and we understand the health and safety of our workforce is critical to our operational efficiency and long-term success. We are subject to extensive U.S. and international regulation of worker health and safety, including the requirements of the U.S. Mine Safety and Health Administration (MSHA) under the Federal Mine Safety and Health Act of 1977 (Mine Act) and the Occupational Safety and Health Administration under the U.S. Occupational Safety and Health Act, and similar laws of other jurisdictions. For example, MSHA inspects our mines on a regular basis and issues citations and orders when it believes a violation has occurred under the Mine Act. In 2024, MSHA enacted the Safety Program for Surface Mobile Equipment regulation and finalized a regulation, which reduces permissible exposure limits of respirable crystalline silica (Silica Rule). The Silica Rule is being challenged in federal court, and in November 2025, MSHA announced that it will reconsider the Silica Rule. Upon MSHA’s proposal, we will evaluate the costs involved, which could be significant. Our compliance with these or any other new health and safety regulations could increase our operating costs. If we were found to be in violation of these regulations, we could face penalties or restrictions that may materially and adversely affect our operations.

Additionally, in the U.S., various state agencies have concurrent jurisdiction arising under state law that regulates worker health and safety in both our industrial facilities and mines. If regulatory inspections result in an alleged violation, we may be subject to fines and penalties and, in instances of alleged significant violations, our mining operations or industrial facilities could be subject to temporary or extended closures. Refer to Exhibit 95.1 to this Form 10-K for additional information regarding certain orders and citations issued by MSHA for our operations during the year ended December 31, 2025. For information about health and safety, refer to “Human Capital” below and Item 4. “Mine Safety Disclosures.”

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

COMPETITION

The top 10 producers of copper comprise 38% of total worldwide mined copper production. Based on Wood Mackenzie’s December 2025 estimates, we ranked third among those producers for the year 2025, with approximately 5% of estimated total worldwide mined copper production based on net equity ownership. We believe our competitive position is based on the size, quality and grade of our ore bodies and our ability to manage costs compared with other producers. We have a diverse portfolio of mining operations with varying ore grades and cost structures. Our costs are driven by the location, grade and nature of our ore bodies, and the level of input costs, including energy, labor and equipment. The metals markets are cyclical, and we believe our ability to maintain our competitive position over the long term is based on our ability to acquire and develop quality deposits (including the expansion of deposits at our existing mine sites); recruit, retain, develop and advance a skilled workforce; and to manage our costs.

OPERATIONS

Responsible Production
We demonstrate our responsible production performance through the Copper Mark, a comprehensive assurance framework developed specifically for the copper industry and extended to other metals, including molybdenum. To achieve the Copper Mark and Molybdenum Mark, as applicable, each site is required to complete an independent external assurance process to assess conformance with various environmental, social and governance criteria. Awarded sites must be revalidated every three years. We have achieved, and are committed to maintaining, the Copper Mark and Molybdenum Mark, as applicable, at all of our operating sites globally. With the completion of PTFI’s downstream processing facilities, we are currently working toward their initial Copper Mark validation.

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

Tailings Management
We dedicate substantial financial and internal and external technical resources to pursue the safe management of our tailings facilities and to reduce or eliminate the number and potential consequences of credible failure modes. Our tailings management policy outlines our continued commitment to managing our tailings responsibly and effectively across our sites globally and to implementing the Global Industry Standard on Tailings Management (the Tailings Standard). Our tailings management and stewardship programs, which involve qualified external engineers and periodic oversight by independent reviewers, conform with the tailings governance framework on preventing catastrophic failure of tailings storage facilities adopted by the ICMM. In 2025, we completed the implementation of and verification of conformance with the Tailings Standard at all applicable tailings storage facilities. In addition, all of the tailings storage facilities at our discontinued operations have achieved the "safely closed" designation, as defined by the Tailings Standard, except for one which remains under evaluation.

We believe we have the financial capacity to meet current estimated lifecycle costs, including estimated closure, post-closure and reclamation obligations associated with our global tailings facilities. We continue to enhance our existing practices to strengthen the design, operation and closure of tailings facilities in an effort to reduce the risk of severe or catastrophic failure of those facilities.

Refer to Item 1A. “Risk Factors” for further discussion of the risks associated with our tailings management.

U.S. Tariffs
In 2025, our costs were not significantly impacted by U.S. tariffs, and we are continuing to monitor the impacts on our business, cost structure and supply chains associated with tariffs on U.S. imports. Efforts continue to identify alternative sourcing options to mitigate potential future impacts of tariffs.

Effective August 1, 2025, a 50% tariff was imposed under Section 232 of the Trade Expansion Act, targeting U.S. imports of semi-finished copper products and copper-intensive derivative products. However, refined copper, including cathodes, concentrates and scrap, was exempted from the tariff, and the U.S. government has indicated it will reassess by mid-2026 the potential for a refined copper tariff of 15% beginning in January 2027 and rising to 30% in 2028. Refer to “Markets” in MD&A for further discussion of LME and COMEX copper prices.

Additionally, the U.S. Secretary of Commerce was directed to impose requirements that 25% of copper cathode and concentrate produced in the U.S. be sold domestically in 2027, potentially increasing to 30% in 2028 and 40% in 2029. Because of our integrated operations, these requirements are not expected to impact our business.

We are the leading copper supplier in the U.S., providing approximately 70% of total U.S. refined copper production through our integrated domestic mining and processing facilities, and most of which is sold domestically. For the year 2025, copper from our U.S. mining operations was sold 66% as rod, 25% as cathode and 9% in concentrate. We are well positioned in the U.S. with sizeable resources and opportunities to leverage existing infrastructure through brownfield expansions.

Government action related to tariffs and other controls on imports and exports or trade agreements or policies are difficult to predict and may continue to cause significant volatility in our financial performance and in the trading prices of our common stock. Refer to Item 1A. “Risk Factors” for further discussion.

Overview of Mines
Following are maps and descriptions of our copper and molybdenum mining operations in the U.S., South America and Indonesia. We consider our material mines, as defined under the disclosure requirements of Subpart 1300 of SEC Regulation S-K, to be the Morenci mine in the U.S., the Cerro Verde mine in Peru and the Grasberg minerals district in Indonesia. Refer to Exhibits 96.1, 96.2 and 96.3 for the Technical Report Summaries that have been prepared for our material mines.

United States
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

The Morenci mine is a porphyry copper deposit that has oxide, secondary sulfide and primary sulfide mineralization. The predominant oxide copper mineral is chrysocolla. Chalcocite is the most important secondary copper sulfide mineral, and chalcopyrite and molybdenite are the dominant primary sulfide minerals.

The Morenci operation consists of two concentrators with a milling design capacity of 132,000 metric tons of ore per day, which produce copper and molybdenum concentrate; a 72,500 metric ton-per-day, crushed-ore leach pad and stacking system; a low-grade run-of-mine (ROM) leaching system; four SX plants; and three EW tank houses that produce copper cathode. Total EW tank house capacity is approximately 900 million pounds of copper per year. Morenci’s available mining fleet consists of one hundred and forty-one 235-metric-ton haul trucks and three 372-metric-ton haul trucks loaded by 13 electric shovels with bucket sizes ranging from 47 to 59 cubic meters. Morenci’s mining fleet is capable of moving an average of 803,000 metric tons of material per day. At December 31, 2025, our share of Morenci’s net property, plant, equipment (PP&E) and mine development costs totaled $2.3 billion.

Morenci’s production, including our joint venture partners’ share, totaled 0.7 billion pounds of copper and 7 million pounds of molybdenum in 2025, 0.7 billion pounds of copper and 3 million pounds of molybdenum in 2024, and 0.8 billion pounds of copper and 3 million pounds of molybdenum in 2023.

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

The Bagdad operation consists of a concentrator with a milling design capacity of 77,100 metric tons of ore per day that produces copper and molybdenum concentrate, a SX/EW plant that can produce approximately 9 million pounds per year of copper cathode from solution generated by low-grade stockpile leaching, and a pressure-leach plant to process molybdenum concentrate. The available mining fleet consists of 33 autonomous 235-metric-ton haul trucks loaded by 6 electric shovels and 2 loaders with bucket sizes ranging from 30 to 48 cubic meters, which are capable of moving an average of 236,000 metric tons of material per day. Bagdad’s fleet also includes 7 manned haul trucks that are primarily operated for mine development and maintenance activities. At December 31, 2025, Bagdad’s net PP&E and mine development costs totaled $1.4 billion.

Bagdad’s production totaled 149 million pounds of copper and 11 million pounds of molybdenum in 2025, 146 million pounds of copper and 13 million pounds of molybdenum in 2024, and 146 million pounds of copper and 10 million pounds of molybdenum in 2023.

We have defined an opportunity to more than double the concentrator capacity of the Bagdad operation. Bagdad’s reserve life currently exceeds 80 years and supports an expanded operation. We completed technical and economic studies in late 2023 and are updating these studies in advance of a potential investment decision during 2026. These studies indicate the opportunity to construct new concentrating facilities to increase copper production by 200 to 250 million pounds per year. Estimated incremental project capital costs, which continue to be reviewed, approximate $3.5 billion. Expanded operations would provide improved efficiency and reduce unit net cash costs through economies of scale. Preliminary economics indicate that the expansion would require an incentive copper price of approximately $4.00 per pound and three to four years to complete. The decision to proceed with and timing of the potential expansion will take into account overall copper market conditions and other factors.

Conversion of Bagdad’s haul truck fleet to autonomous haulage was completed in 2025, making Bagdad the first major mine in the U.S. to operate a fully autonomous haulage fleet. We continue to optimize the performance of the new autonomous fleet at Bagdad and are advancing projects to expand tailings storage facilities and local infrastructure to enhance optionality in the future expansion opportunity. Refer to Item 1A. “Risk Factors” for further discussion.

Bagdad is located in a desert environment with rainfall averaging 15 inches per year. The highest bench elevation is 1,250 meters above sea level and the ultimate pit bottom is expected to be 120 meters above sea level. The Bagdad operation encompasses approximately 61,600 acres, comprising 48,300 acres of fee lands and 13,300 acres of unpatented mining claims held on public mineral estate and numerous state or federal permits, easements and rights-of-ways.

Bagdad receives electrical power from Arizona Public Service Company. We believe the Bagdad operation has sufficient water sources to support current operations, including the potential expansion noted above.

Safford, including Lone Star

Our wholly owned Safford mine is an open-pit copper mining complex that has been in operation since 2007. Safford is located in Graham County, Arizona, 8 miles north of the town of Safford and 170 miles east of Phoenix. The site is accessible by a paved county road off U.S. Highway 70.

The Safford mine includes three copper deposits that have oxide mineralization overlaying primary copper sulfide mineralization. The predominant oxide copper minerals are chrysocolla and copper-bearing iron oxides with the predominant copper sulfide material being chalcopyrite. In recent years, Lone Star has been the only Safford deposit actively being mined. In early 2026, limited mining production resumed in the San Juan deposit.

We continue to advance pre-feasibility studies in the Safford/Lone Star district to define a potential significant expansion opportunity. Positive drilling conducted in recent years indicates a large, mineralized district with opportunities to pursue a significant expansion project. We expect to complete these studies during 2026. The decision to proceed with and timing of the potential expansion will take into account results of technical and economic studies, overall copper market conditions and other factors.

Safford is a leach operation that consists of a SX/EW facility with a capacity of approximately 320 million pounds of copper cathode per year from a 104,300 metric-ton-per-day crushing facility and a ROM leaching operation. The crushed ore is delivered to a leach pad by a series of overland and portable conveyors. A sulfur burner plant is also in operation at Safford, providing a cost-effective source of sulfuric acid used in SX/EW operations. The available mining fleet consists of fifty-nine 235-metric-ton haul trucks loaded by 9 electric shovels (of which 2 are on standby) with bucket sizes ranging from 36 to 57 cubic meters, which are capable of moving an average of approximately 435,000 metric tons of material per day. At December 31, 2025, Safford’s net PP&E and mine development costs totaled $1.9 billion.

Safford’s copper production totaled 287 million pounds in 2025, 249 million pounds in 2024 and 245 million pounds in 2023.

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

The Sierrita mine is a porphyry copper deposit that has oxide, secondary sulfide and primary sulfide mineralization. The predominant oxide copper minerals are malachite, azurite and chrysocolla. Chalcocite is the most important secondary copper sulfide mineral, and chalcopyrite and molybdenite are the dominant primary sulfide minerals.

The Sierrita operation includes a concentrator with a milling design capacity of 100,000 metric tons of ore per day that produces copper and molybdenum concentrate. Sierrita also produces copper from a ROM oxide-leaching system. Cathode copper is plated at the Twin Buttes EW facility, which has a design capacity of approximately 50 million pounds of copper per year. The Sierrita operation also has molybdenum facilities consisting of a leaching circuit, two molybdenum roasters and a packaging facility. The molybdenum facilities process molybdenum concentrate produced by Sierrita, from our other mines and from third-party sources. The available mining fleet consists of twenty-seven 235-metric-ton haul trucks loaded by 4 electric shovels with bucket sizes ranging from 34 to 56 cubic meters, which are capable of moving an average of 200,000 metric tons of material per day. At December 31, 2025, Sierrita’s net PP&E and mine development costs totaled $1.0 billion.

Sierrita’s production totaled 184 million pounds of copper and 17 million pounds of molybdenum in 2025, 165 million pounds of copper and 15 million pounds of molybdenum in 2024, and 185 million pounds of copper and 18 million pounds of molybdenum in 2023.

Sierrita is located in a desert environment with rainfall averaging 14 inches per year. The highest bench elevation is 1,387 meters above sea level and the ultimate pit bottom is expected to be 427 meters above sea level. The Sierrita operation, including the adjacent Twin Buttes site, encompasses approximately 50,500 acres, comprising 38,700 acres of fee lands including split estate lands and 11,800 acres of unpatented mining claims held on public mineral estate.

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

Since about 1915, the Miami mining operation had processed copper ore using both flotation and leaching technologies. The design capacity of the SX/EW plant is 200 million pounds of copper per year. Miami is no longer mining ore, but currently produces copper through leaching material already placed on stockpiles. At December 31, 2025, Miami’s net PP&E and mine development costs totaled $13 million.

Miami’s copper production totaled 9 million pounds in both 2025 and 2024, and 12 million pounds in 2023.

Miami is located in a desert environment with rainfall averaging 18 inches per year. The highest bench elevation is 1,390 meters above sea level and mining advanced the pit bottom to an elevation of 810 meters above sea level. Subsequent sloughing of material into the pit has filled it back to an elevation estimated to be 900 meters above sea level. The Miami operation encompasses approximately 20,400 acres, comprising 14,700 acres of fee lands and 5,700 acres of unpatented mining claims held on public mineral estate.

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

The Chino operation consists of a concentrator with a milling design capacity of 36,000 metric tons of ore per day that produces copper concentrate, and a 150 million pound-per-year SX/EW plant that produces copper cathode from solution generated by ROM leaching. The available mining fleet consists of twenty-two 240-metric-ton haul trucks loaded by 3 electric shovels with bucket sizes ranging from 31 to 48 cubic meters, which are capable of moving an average of 180,000 metric tons of material per day. At December 31, 2025, Chino’s net PP&E and mine development costs totaled $0.7 billion.

Chino’s copper production totaled 150 million pounds in 2025, 133 million pounds in 2024 and 141 million pounds in 2023.

Chino is located in a desert environment with rainfall averaging 16 inches per year. The highest bench elevation is 2,250 meters above sea level and the ultimate pit bottom is expected to be 1,508 meters above sea level. The Chino operation encompasses approximately 132,700 acres, comprising 116,300 acres of fee lands and 16,400 acres of unpatented mining claims held on public mineral estate.

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

Copper processing facilities consist of a SX/EW operation with a maximum capacity of approximately 100 million pounds of copper cathode per year. The available mining fleet consists of five 240-metric-ton haul trucks loaded by 1 electric shovel with a bucket size of 47 cubic meters, which is capable of moving an average of 108,000 metric tons of material per day. At December 31, 2025, Tyrone’s net PP&E and mine development costs totaled $89 million.

Tyrone’s copper production totaled 32 million pounds in 2025, 43 million pounds in 2024 and 51 million pounds in 2023.

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

The Climax mine includes a 25,000 metric tons of ore per day mill facility and has the capacity to produce approximately 30 million pounds of molybdenum per year. The majority of the molybdenum concentrate produced is shipped to our Fort Madison, Iowa, processing facility. The available mining fleet consists of fourteen 177-metric-ton haul trucks loaded by two hydraulic shovels with bucket sizes of 34 cubic meters, which are capable of moving an average of 90,000 metric tons of material per day. At December 31, 2025, Climax’s net PP&E and mine development costs totaled $1.4 billion.

Climax’s molybdenum production totaled 24 million pounds in 2025, 18 million pounds in 2024 and 17 million pounds in 2023.

The Climax mine is located in a mountainous region. The highest bench elevation is approximately 4,050 meters above sea level and the ultimate pit bottom is expected to have an elevation of approximately 3,100 meters above sea level. This region experiences significant snowfall during the winter months. The Climax operation encompasses approximately 15,100 acres of fee lands.

Climax operations receive electrical power through long-term contracts with Xcel Energy and natural gas supply with Spark Energy Gas (with Xcel Energy as the transporter). We believe the Climax operation has sufficient water sources to support current operations. Refer to “Governmental Regulations” above and Item 1A. “Risk Factors” for further discussion.

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

The Henderson operation consists of a block-cave underground mining complex feeding a concentrator with a design capacity of approximately 32,000 metric tons of ore per day. Henderson has the capacity to produce approximately 15 million pounds of molybdenum per year. The majority of the molybdenum concentrate produced is shipped to our Fort Madison, Iowa, processing facility. The available underground mining equipment fleet consists of fifteen 9-metric-ton load-haul-dump (LHD) units and five 63-metric-ton haul trucks, which deliver ore to a gyratory crusher feeding a series of three conveyors to the mill stockpiles. At December 31, 2025, Henderson’s net PP&E and mine development costs totaled $312 million.

Henderson’s molybdenum production totaled 13 million pounds in 2025, 12 million pounds in 2024 and 13 million pounds in 2023.

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

Henderson operations receive electrical power through long-term contracts with Xcel Energy and natural gas supply with Spark Energy Gas (with Xcel Energy as the transporter). We believe the Henderson operation has sufficient water sources to support current operations. Refer to “Governmental Regulations” above and Item 1A. “Risk Factors” for further discussion.

South America
At our operations in South America, mine properties and facilities are controlled through mining claims or concessions under the general mining laws of the relevant country. The claims or concessions are owned or controlled by the operating companies in which we or our subsidiaries have a controlling ownership interest. Roads, power lines and aqueducts are controlled by easements.

Cerro Verde

We have a 55.08% ownership interest in Cerro Verde, with the remaining 44.92% ownership interest held by SMM Cerro Verde Netherlands B.V. (21.0%), Compañia de Minas Buenaventura S.A.A. (19.58%) and other stockholders whose Cerro Verde shares are publicly traded on the Lima Stock Exchange (4.34%).

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

The Cerro Verde mine is a porphyry copper deposit that has oxide, secondary sulfide and primary sulfide mineralization. The predominant oxide copper minerals are brochantite, chrysocolla, malachite and copper “pitch.” Chalcocite and covellite are the most important secondary copper sulfide minerals. Chalcopyrite, minor bornite and molybdenite are the dominant primary sulfides.

Cerro Verde’s operation includes two concentrating facilities with an annual average permitted milling capacity of 409,500 metric tons of ore per day (and the ability to annually treat up to 10% more for a total of 450,450 metric tons of ore per day). Cerro Verde also operates a 100,000-metric-ton-per-day ROM leach system coupled with SX/EW leaching facilities, which have a production capacity of approximately 200 million pounds of copper per year.

The available fleet consists of fifty-four 300-metric-ton haul trucks, ninety-one 250-metric-ton haul trucks (19 of which are currently on standby) and twenty 380-metric-ton haul trucks (13 of which are currently leased) loaded by 14 electric shovels with bucket sizes ranging from 33 to 57 cubic meters. This fleet is capable of moving an average of approximately 1,000,000 metric tons of material per day. At December 31, 2025, Cerro Verde’s net PP&E and mine development costs totaled $5.8 billion.

Cerro Verde’s production totaled 0.9 billion pounds of copper and 21 million pounds of molybdenum in 2025, 0.9 billion pounds of copper and 20 million pounds of molybdenum in 2024, and 1.0 billion pounds of copper and 22 million pounds of molybdenum in 2023.

Cerro Verde is located in a desert environment with rainfall averaging less than two inches per year and is in an active seismic zone. The highest bench elevation is 2,723 meters above sea level and the ultimate pit bottom is expected to be 1,538 meters above sea level. The Peru general mining law and Cerro Verde’s mining stability agreement grant the surface rights of mining concessions located on government land. Government land obtained after 1997 must be leased or purchased. Cerro Verde has a mining concession covering approximately 178,700 acres, including 61,500 acres of surface rights and access to 14,600 acres granted through an easement from the Peru National Assets Office, plus 151 acres of owned property, and 1,065 acres of rights-of-way outside the mining concession area leased from both government agencies and private parties.

Cerro Verde currently receives electrical power, including hydro-generated power, under long-term contracts with ElectroPerú S.A. and Engie Energía Peru S.A. During 2023, Cerro Verde entered into a new power purchase agreement that is expected to transition its electric power to fully renewable energy sources in 2026.

Water for our Cerro Verde processing operations comes from renewable sources through a series of storage reservoirs on the Río Chili watershed that collect water primarily from seasonal precipitation and from wastewater collected from the city of Arequipa and treated at a wastewater treatment plant originally constructed and currently operated by Cerro Verde. In December 2025, Cerro Verde entered into an agreement with SEDAPAR, the municipal water and sanitation services provider in the Arequipa region, to expand the existing wastewater treatment plant and complete additional infrastructure projects, for the benefit of Arequipa’s population (refer to Note 11 for further discussion). We believe the Cerro Verde operation has sufficient water sources to support current operations, but we are closely monitoring ongoing weather patterns. Refer to “Governmental Regulations” above and Item 1A. “Risk Factors” for further discussion.

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

The El Abra operation consists of a SX/EW facility with a capacity of 500 million pounds of copper cathode per year from a 115,000-metric-ton-per-day crushed leach circuit and a ROM leaching operation. The available fleet consists of twenty-three 242-metric-ton haul trucks loaded by 4 electric shovels with buckets ranging in size from 29 to 41 cubic meters, which are capable of moving 217,000 metric tons of material per day. At December 31, 2025, El Abra’s net PP&E and mine development costs totaled $0.9 billion.

El Abra’s copper production totaled 201 million pounds in 2025, 219 million pounds in 2024 and 217 million pounds in 2023.

We have completed substantial drilling and evaluations and have identified a large sulfide reserve in support of a potential major mill project similar to the large-scale concentrator at Cerro Verde. The project could result in the addition of over 700 million pounds of copper production per year.

We have advanced preparation of our permitting application and plan to submit an environmental impact statement to Chile regulatory authorities in the first half of 2026. Preliminary estimates, which remain under review, indicate that the project economics would be supported using an incentive copper price of less than $4.00 per pound. The decision to proceed with and timing of the potential project will take into account overall copper market conditions, required permitting and other factors.

El Abra is located in a desert environment with rainfall averaging less than one inch per year and is in an active seismic zone. The highest bench elevation is 4,225 meters above sea level and the ultimate pit bottom is expected to be 3,325 meters above sea level. El Abra controls a total of approximately 183,700 acres of mining claims covering the ore deposit, stockpiles, process plant, and water wellfield and pipeline. El Abra also has land surface rights for the road between the processing plant and the mine, the water wellfield, power transmission lines and for the water pipeline from the Salar de Ascotán aquifer.

El Abra receives electrical power generated from renewable sources under a long-term contract with Engie Energía Chile S.A. Water for our El Abra processing operations currently comes from the continued pumping of groundwater from the Salar de Ascotán aquifer pursuant to regulatory approval. We believe El Abra has sufficient water sources to support current operations, although we are evaluating options for water infrastructure alternatives to provide options to extend existing operations and support a future expansion. Refer to “Governmental Regulations” above and Item 1A. “Risk Factors” for further discussion.

Indonesia

Ownership. PTFI is a limited liability company organized under the laws of the Republic of Indonesia. On December 21, 2018, we completed the transaction with the Indonesia government regarding PTFI’s long-term mining rights and share ownership (the 2018 Transaction). Following the 2018 Transaction, we have a 48.76% share ownership in PTFI and the remaining 51.24% share ownership is collectively held by PT Mineral Industri Indonesia (MIND ID), an Indonesia state-owned enterprise, and PT Indonesia Papua Metal Dan Mineral (formerly known as PT Indocopper Investama), which is expected to be owned by MIND ID and the provincial/regional government in Central Papua, Indonesia.

IUPK. Concurrent with closing the 2018 Transaction, the Indonesia government granted PTFI an IUPK to replace its former contract of work. Under the terms of the IUPK, PTFI has been granted an extension of mining rights through 2031, with rights to extend mining rights through 2041, subject to PTFI completing the construction of additional domestic smelting and refining capacity in Indonesia and fulfilling its defined fiscal obligations to the Indonesia government. The IUPK, and related documentation, contains legal and fiscal terms and is legally enforceable through 2041. In addition, we, as a foreign investor, have rights to resolve investment disputes with the Indonesia government through international arbitration.

Pursuant to regulations issued during 2024, PTFI is eligible to apply for an extension of its mining rights beyond 2041, provided certain conditions are met. The application for extension may be submitted at any time up to one year prior to the expiration of the current IUPK.

With the completion of PTFI’s downstream processing facilities during 2025, we and PTFI have advanced discussions with the Indonesia government for a long-term extension of PTFI’s operating rights beyond the current expiration in 2041. An extension would enable continuity of large-scale operations for the benefit of all stakeholders and provide growth options through additional resource development opportunities in the highly attractive Grasberg minerals district.

PTFI is preparing its application for a long-term extension expected to cover the life of the resource, which is expected to be submitted during 2026. In connection with the extension, PTFI would pursue additional exploration, conduct studies for future additional development and expand its social programs. We expect to maintain our ownership interest in PTFI of approximately 49% through 2041 and hold approximately 37% beginning in 2042, following the transfer of an additional interest to an Indonesia state-owned enterprise. We expect the existing governance agreements would continue over the life of the resource.

Refer to Item 1A. “Risk Factors” and Notes 10 and 11 for discussion of PTFI’s IUPK, export licenses and risks associated with our Indonesia operations.

Grasberg Minerals District Mud Rush Incident. On September 8, 2025, PTFI experienced an external mud rush incident that resulted in seven fatalities. Mining operations were temporarily suspended to prioritize the recovery of the seven team members fatally injured and to conduct investigations. Following the incident, PTFI has been engaged in activities to address the incident and advance preparation for a safe and sustainable restart of operations.

In late October 2025, PTFI restarted operations at the unaffected DMLZ and Big Gossan underground mines. Investigations and remedial plans were completed in fourth-quarter 2025 and a phased restart and ramp-up of the Grasberg Block Cave underground mine is anticipated to begin in second-quarter 2026.

The plan includes a restart of Production Blocks 2 and 3 in second-quarter 2026 and the potential restart of operations in Production Block 1 during 2027. Based on current estimates, PTFI expects approximately 85% of its total production at normal operating rates to be restored in the second half of 2026. Key milestones required for initiating production in Production Blocks 2 and 3, including mud removal in mine workings, repairs of supporting infrastructure and installation of protective barriers, are progressing on schedule.

Refer to Note 10 for further discussion.

Downstream Processing Facilities. PTFI’s smelter and PT Smelting smelt and refine all of the copper concentrate from PTFI, and the PMR processes anode slimes from the smelter and PT Smelting. With the completion of its downstream processing facilities during 2025, PTFI became a fully integrated producer of refined copper and gold. Refer to “Other Smelting Facilities and Mining Properties” below for further discussion of PT Smelting.

During 2024, construction of PTFI’s smelter in Eastern Java, Indonesia, was completed. In October 2024, during start-up activities, a fire occurred that required a temporary suspension of smelting operations to complete repairs. Operations commenced in May 2025 following completion of repairs, and in July 2025, PTFI’s smelter produced its first copper cathode.

Following the September 2025 mud rush incident, smelting operations in Indonesia at both PTFI’s smelter and
PT Smelting were temporarily suspended during fourth-quarter 2025 as a result of limited copper concentrate availability. PT Smelting restarted operations in late December 2025 and is expected to operate at reduced rates pending the anticipated second-quarter 2026 restart of mining at the Grasberg Block Cave underground mine. Shipments to PTFI’s smelter are expected to recommence in the second half of 2026, pending the successful ramp up of mining operations.

PTFI’s smelter has a capacity to process approximately 1.7 million metric tons of copper concentrate per year. In 2025, copper anode production from PTFI’s smelter totaled 54,100 metric tons and copper cathode production from its refinery totaled 42,600 metric tons.

As part of start-up activities, PTFI commenced gold production from the PMR in December 2024 and operated on a limited basis during 2025, primarily processing anode slimes from PT Smelting. The PMR has a design capacity to refine anode slimes from PTFI’s smelter as well as from PT Smelting. Anode slimes processed through the PMR totaled 1,900 metric tons in 2025.

Refer to Item 1A. “Risk Factors,” MD&A and Notes 10 and 11 for additional discussion of PTFI’s downstream processing facilities.

Grasberg Minerals District. PTFI operates in the remote highlands of the Sudirman Mountain Range in the province of Central Papua, Indonesia, which is on the western half of the island of New Guinea. Since 1967, we and our predecessors have been the only operator of exploration and mining activities in the approximately 24,600-acre operating area. The operating area is accessible by coastal portsite facilities on the Arafura Sea and by the Timika airport. The project site is located at latitude 4.08 degrees south and longitude 137.12 degrees east using the WGS 84 coordinate system. The project area includes a 70-mile main service road from portsite to the mill complex. At December 31, 2025, PTFI’s net PP&E and mine development costs, including the downstream processing facilities, totaled $22.2 billion.

Over a multi-year investment period, PTFI has successfully commissioned three large-scale underground mines in the Grasberg minerals district (Grasberg Block Cave, DMLZ and Big Gossan) and related expansion of the milling facilities. At normal operating rates, PTFI’s underground operations produce approximately 1.7 billion pounds of copper and 1.3 million ounces of gold per year and are among the lowest cost operations in the world. Production from these underground mines is expected to continue through 2041 and an extension of PTFI’s operating rights beyond 2041 would extend the lives of these mines.

PTFI is also conducting exploration in the Grasberg minerals district targeting the potential extension of significant mineralization below the DMLZ underground mine.

Milling rates for ore from these underground mines averaged 138,100 metric tons of ore per day in 2025, 208,400 metric tons of ore per day in 2024 and 198,300 metric tons of ore per day in 2023.

Production from the Grasberg minerals district totaled 1.0 billion pounds of copper and 0.9 million ounces of gold in 2025, 1.8 billion pounds of copper and 1.9 million ounces of gold in 2024, and 1.7 billion pounds of copper and 2.0 million ounces of gold in 2023.

Lower milling rates and production volumes in 2025, compared to 2024 and 2023, reflect the impact of the September 2025 mud rush incident.

Refer to Item 1A. “Risk Factors” for discussion of risks associated with development projects and underground mines.

PTFI plans to transition its existing energy source from coal to natural gas, which would meaningfully reduce PTFI’s greenhouse gas emissions at the Grasberg minerals district. Following the September 2025 mud rush incident, PTFI’s planned investments for a new gas-fired combined cycle facility have been deferred with start-up and commissioning of the new facility scheduled in the second half of 2029. Once complete, PTFI’s dual-fuel power plant and the new gas-fired combined cycle facility will be fueled by natural gas supplied by a floating LNG storage and regassification unit.

A combination of naturally occurring mountain streams and water derived from PTFI’s underground operations provides water for its operations. Our Indonesia operations are in an active seismic zone and experience average annual rainfall of approximately 200 inches.

Grasberg Block Cave Underground Mine
The Grasberg Block Cave ore body is the same ore body historically mined from the surface in the Grasberg open pit. At December 31, 2025, the Grasberg Block Cave underground mine had 470 open drawbells. Undercutting, drawbell construction and ore extraction activities in the Grasberg Block Cave underground mine have been temporarily suspended following the September 2025 mud rush incident. A phased restart and ramp-up of the Grasberg Block Cave underground mine is anticipated to begin in second-quarter 2026.

Ore milled from the Grasberg Block Cave underground mine averaged 78,400 metric tons per day in 2025, 133,800 metric tons per day in 2024 and 117,300 metric tons per day in 2023.

The Grasberg Block Cave fleet consists of approximately 520 pieces of mobile equipment. The primary mining equipment directly associated with production and development includes an available fleet of 66 LHD units and 16 haul trucks. Each production LHD unit typically carries approximately 9 metric tons of ore and transfers ore into the rail haulage system. The Grasberg Block Cave has an automated rail haulage system with 14 locomotives and 160 ore wagons that haul the ore to 3 gyratory crushers located underground. Each ore wagon typically carries 35 metric tons. The crushed ore is conveyed to surface stockpiles for processing.

DMLZ Underground Mine
The DMLZ ore body lies below the depleted Deep Ore Zone underground mine at the 2,590-meter elevation and represents the downward continuation of mineralization in the Ertsberg East Skarn system and neighboring Ertsberg porphyry.

Hydraulic fracturing operations have been effective in managing rock stresses and pre-conditioning the cave following mining-induced seismic activity experienced from time to time. At December 31, 2025, the DMLZ underground mine had 174 open drawbells.

Ore milled from the DMLZ underground mine averaged 54,300 metric tons per day in 2025, 64,900 metric tons per day in 2024 and 75,900 metric tons per day in 2023.

The DMLZ fleet consists of approximately 327 pieces of mobile equipment, which includes 64 LHD units and 33 haul trucks used in production and development activities. Each production LHD unit typically carries approximately 9 metric tons of ore and transfers ore into the truck haulage system. The haul trucks have a capacity of 55 to 60 metric tons and load ore from chutes fed by the LHDs and transfer it to one of two gyratory crushers. The crushed ore is conveyed to surface stockpiles for processing.

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

Ore milled from the Big Gossan underground mine averaged 6,000 metric tons per day in 2025, 8,000 metric tons per day in 2024 and 7,900 metric tons per day in 2023.

The Big Gossan fleet consists of approximately 73 pieces of mobile equipment, which includes 11 LHD units and 8 haul trucks used in development and production activities.

Kucing Liar Underground Mine
Since 2022, PTFI has conducted long-term mine development activities at its Kucing Liar deposit in the Grasberg minerals district. During 2025, PTFI completed studies to evaluate the potential to expand the footprint of the deposit which was previously designed to operate at a long-term rate of 90,000 metric tons of ore per day. The studies identified a low-cost expansion opportunity to increase Kucing Liar’s design capacity to 130,000 metric tons of ore per day and increase Kucing Liar’s reserves by approximately 20%. At December 31, 2025, PTFI’s preliminary estimates of Kucing Liar reserves approximate 8 billion pounds of copper and 8 million ounces of gold to be recovered through 2041, an increase from previous estimates of 7 billion pounds of copper and 6 million ounces of gold. Under the new design, average Kucing Liar production at full rates would approximate 750 million pounds of copper and 735 thousand ounces of gold (an increase of more than 35% from prior estimates). The economic studies took into account an approximate 10% increase in Kucing Liar capital ($0.5 billion), impact to operating rates at the Grasberg Block Cave underground mine and reduction of capital expenditures associated with PTFI’s mine operations in connection with the processing of higher pyrite ore.

At December 31, 2025, PTFI had incurred approximately $1.1 billion for Kucing Liar, and capital investments are estimated to approximate an additional $4 billion through 2033 (averaging approximately $0.5 billion per year). Initial production is expected to commence ramping up in the 2030 timeframe.

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
DOZ – Deep Ore Zone
IOZ – Intermediate Ore Zone
DMLZ – Deep Mill Level Zone
Amole – Deep Grasberg/Kucing Liar Exploration
WAN – Wanagon Drainage and Conveyors

Other Smelting Facilities and Mining Properties
PT Smelting. PT Smelting is PTFI’s 66%-owned (39.5%-owned prior to June 30, 2024) smelter and refinery in Gresik, Indonesia. PT Smelting has a capacity to process approximately 1.3 million metric tons of copper concentrate per year. As discussed in Note 2, PTFI accounts for its investment in PT Smelting under the equity method.

PTFI has a tolling arrangement with PT Smelting. Under the arrangement, PTFI pays PT Smelting a tolling fee (which PTFI records as production costs in the consolidated statements of income) to smelt and refine its copper concentrate and PTFI retains title to all products for sale to unaffiliated third parties (i.e., there are no further sales to PT Smelting). Refer to MD&A and Note 2 for further discussion.

PT Smelting’s copper anode production from its smelter totaled 230,300 metric tons in 2025, 398,200 metric tons in 2024 and 251,300 metric tons in 2023. Copper cathode production from its refinery totaled 207,200 metric tons in 2025, 335,200 metric tons in 2024 and 212,000 metric tons in 2023. Lower production volumes in 2025, compared to 2024 and 2023, reflect the timing of the September 2025 mud rush incident at PTFI.

PT Smelting’s major scheduled maintenance turnarounds (which approximate 30 days to complete) are expected to occur every two years, with short-term maintenance turnarounds in the interim. In July 2023, PT Smelting completed a 72-day shutdown associated with its expansion project and in November 2023, a 7-day shutdown to complete final tie-in of the expansion project. In July 2025, PT Smelting completed a 30-day planned major maintenance turnaround. However, operational challenges with a third-party oxygen plant caused a delay in the restart of operations until September 2025.

Atlantic Copper. Our wholly owned Atlantic Copper smelter and refinery is located on land concessions from the Huelva, Spain, port authorities, which are scheduled to expire in 2038.

The smelter has a design capacity to produce approximately 300,000 metric tons of copper per year, and the refinery has a capacity to produce 286,000 metric tons of copper per year. Atlantic Copper’s copper anode production from its smelter totaled 249,300 metric tons in 2025, 247,600 metric tons in 2024 and 261,900 metric tons in 2023. Copper cathode production from its refinery totaled 249,600 metric tons in 2025, 254,400 metric tons in 2024 and 260,300 metric tons in 2023.

During 2025, Atlantic Copper purchased 77% of its copper concentrate from third parties, 21% from our South America operations and 2% from our U.S. copper mines.

Atlantic Copper’s major maintenance turnarounds typically occur approximately every eight years, with shorter-term maintenance turnarounds in the interim. In 2024, Atlantic Copper completed a 17-day maintenance turnaround.

Atlantic Copper is developing an e-material recycling project as a result of the significant and continued
growth in electronic waste material. Atlantic Copper’s existing smelting and refining facilities provide synergies to recycle this type of material. The project, which is expected to commence operations in 2026, would include an addition of a smelting furnace and associated equipment to recover copper, gold, silver, palladium, tin, nickel and platinum from electronic materials. Atlantic Copper estimates that the initial project capital will approximate $560 million.

Miami Smelter. We own and operate a smelter at our Miami mining operation in Arizona. The smelter has been operating for more than 100 years and has been upgraded numerous times during that period to implement new technologies, improve production and comply with air quality requirements.

The Miami smelter processes copper concentrate primarily from our U.S. copper mines. Concentrate processed through the smelter totaled 821,200 metric tons in 2025, 840,600 metric tons in 2024 and 810,900 metric tons in 2023, and copper anode production from the smelter totaled 209,300 metric tons in 2025, 214,000 metric tons in 2024 and 222,000 metric tons in 2023. In addition, because sulfuric acid is a by-product of smelting concentrate, the Miami smelter is also the most significant source of sulfuric acid for our U.S. leaching operations.

Major maintenance turnarounds are anticipated to occur approximately every three to four years for the Miami smelter. In 2025, the Miami smelter performed a major maintenance turnaround and incurred maintenance charges and idle facility costs totaling $73 million.

U.S. Rod & Refining Operations. Our U.S. Rod & Refining operations consist of conversion facilities that include a refinery in El Paso, Texas, and rod mills in El Paso, Texas and Miami, Arizona. We refine our copper anode production from our Miami smelter at our El Paso refinery. Our El Paso refinery also produces nickel carbonate, copper telluride and autoclaved slimes material containing gold, silver, platinum and palladium.

The El Paso refinery has the potential to operate at an annual production capacity of approximately 410,000 metric tons of copper cathode, which is sufficient to refine all of the copper anode we produce at our Miami smelter. Copper cathode production from the El Paso refinery totaled 204,900 metric tons in 2025, 221,300 metric tons in 2024 and 217,800 metric tons in 2023.

We manufacture continuous cast copper rod at our U.S. rod facilities primarily using copper produced at our U.S. copper mines and processing facilities. Rod production from these facilities approximated one billion pounds for each of the last three years.

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

Other U.S. Copper Mines. We have five non-operating copper mines – Ajo, Bisbee, Tohono, Twin Buttes and Christmas, which are located in Arizona – that have been on care and maintenance status for several years and would require new or updated environmental studies, new permits, and additional capital investment, which could be significant, to return them to operating status.

MINING DEVELOPMENT PROJECTS AND EXPLORATION ACTIVITIES

In 2025, capital expenditures totaled $4.5 billion (including $2.3 billion for major mining projects – primarily for underground development activities in the Grasberg minerals district – and $0.6 billion for PTFI’s downstream processing facilities).

We have several projects and potential opportunities to expand production volumes, extend mine lives and develop large-scale underground ore bodies. As further discussed in MD&A, our near-term major development projects will focus on the underground development activities in the Grasberg minerals district as well discretionary growth projects for the development of Kucing Liar and at the Bagdad mine. Considering the long-term nature and large size of our development projects, actual costs and timing could vary from estimates. We continue to review our mine development and processing plans to maximize the value of our mineral reserves. Specifically, we are carefully managing operating costs and near-term capital expenditures in connection with revised operating plans at the Grasberg minerals district to manage cash flow and liquidity during the phased ramp-up period after the September 2025 mud rush incident.

Based on the current reserve life through 2041, full development of PTFI’s underground mineral reserves at the Grasberg minerals district is expected to require approximately $1 billion (most of which is expected to be incurred over the next 5 years) of capital expenditures primarily associated with its processing facilities to optimize the handling of underground ore from the Grasberg Block Cave, DMLZ and Kucing Liar deposits. This estimate incorporates a $3 billion reduction in previously expected capital expenditures associated with the processing of higher pyrite ore resulting from mine plan changes related to the expansion of the Kucing Liar to 130,000 metric tons of ore per day. Increases in power loads at these processing facilities and the underground mines are expected to require additional power generation and as such, PTFI is planning investments in a new gas-fired combined cycle facility. PTFI’s dual-fuel power plant and the new gas-fired combined cycle facility are expected to be fueled by natural gas, supplied by a floating LNG storage and regassification unit. Refer to “Operations – Indonesia” above for further discussion.

In 2025, exploration spending associated with our mining operations totaled $143 million. Our mining exploration activities are primarily associated with our existing mines, focusing on opportunities to expand mineral reserves and resources to support development of additional future production capacity. Exploration results continue to indicate opportunities for significant future potential reserve additions at our existing properties.

Additionally, in connection with a long-term extension of PTFI’s mining rights beyond 2041, PTFI would pursue additional exploration and conduct studies for future additional development.

Refer to Item 1A. “Risk Factors” for further discussion of risks associated with mine development projects and exploration activities, and PTFI’s IUPK.

SOURCES AND AVAILABILITY OF ENERGY, NATURAL RESOURCES AND RAW MATERIALS

Our copper mining operations require significant amounts of energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. In 2025, energy represented 15% of our copper mine site operating costs, including purchases of approximately 275 million gallons of diesel fuel; approximately 8,600 gigawatt hours of electricity at our U.S. and South America copper mining operations (we generate all of our power at our Indonesia mining operation); approximately 550 thousand metric tons of coal for our coal power plant in Indonesia; and approximately 3 million MMBtu (million British thermal units) of natural gas at certain of our U.S. mines. Based on current cost estimates, energy is expected to approximate 17% of our copper mine site operating costs for the year 2026.

Our mining operations also require secure water supplies for mining, ore processing and related support facilities. The loss of water rights for any of our mines, in whole or in part, or shortages of water to which we have rights, could require us to curtail or shut down mining operations. For a further discussion of risks and legal proceedings associated with the availability of water, refer to “Governmental Regulations” above, Item 1A. “Risk Factors” and Item 3. “Legal Proceedings.”

Sulfuric acid is used in the SX/EW process and is produced as a by-product of the smelting process at our smelters and from our sulfur burners at the Safford mine. Sulfuric acid needs in excess of the sulfuric acid produced by our operations are purchased from third parties.

For further discussion of risks associated with various input costs, refer to Item 1A. “Risk Factors.”

HUMAN CAPITAL

We are committed to promoting the health, safety and well-being of our workforce and striving to further strengthen our commitment to promoting an inclusive workplace. We believe our global workforce is the foundation of our success. Our Board of Directors (Board) oversees our policies and implementation programs governing our approach to human capital management, with the Corporate Responsibility Committee (CRC) overseeing health and safety matters and the Compensation Committee overseeing other human capital matters.

Workforce
At December 31, 2025, we had approximately 29,000 employees (13,900 in the U.S., 7,300 in South America, 6,600 in Indonesia and 1,200 in Europe and other locations). We also had contractors employing personnel at many of our operations at various times throughout 2025, including approximately 27,700 in Indonesia (approximately 3,400 at PTFI’s downstream processing facilities and approximately 24,300 at the Grasberg minerals district), 18,300 in the U.S., 17,400 at our South America mining operations and 2,100 in Europe and other locations. Certain of these contractors work on projects temporary in nature and that fluctuate from year to year.

Approximately 28% of our global employee population is covered by collective labor agreements (CLAs). In the U.S., our employees are not covered by a CLA. Rather, our non-exempt, full-time employees at our active U.S. sites choose to work directly with management using our Guiding Principles, which outline how we work together to achieve our collective goals within the values of the company.

We prioritize open engagement with our employees and, where applicable, union leadership to negotiate and uphold labor agreements effectively. Prolonged strikes and other work stoppages can adversely affect our business, our employees and regional stakeholders. In December 2025, a group of employees who are members of one of the unions at our Cerro Verde operations participated in a three-day strike action that was declared unfounded by the Peruvian Labor Ministry. Our Cerro Verde operations continued without significant disruption during the strike. We cannot predict whether additional labor disruptions will occur in the future.

A summary of employees covered by CLAs on December 31, 2025, including the number of employees covered and the expiration date of the applicable CLA, follows:

Location	Number of Unions	Number of Employees Covered by a CLA	Expiration Date

PTFI – Indonesia	3	2,711	March 2026
Cerro Verde – Peru	2	3,604	August 2028 and August 2029
El Abra – Chile	2	1,093	April 2029
Atlantic Copper – Spain	3	571	December 2026
Stowmarket – United Kingdom	1	38	May 2026

Health and Safety
Our highest priority is the health, safety and well-being of our workforce. We also work to promote safety values with our suppliers and in the communities where we operate. We believe health and safety considerations are integral to, and fundamental for, all other functions in our organization, and we understand the health and safety of our workforce is critical to our operational efficiency and long-term success. Our global health and safety strategy, “Safe Production Matters,” is focused on fatality prevention, eliminating systemic root causes of incidents and continuous improvement through robust management systems, which are supported by leaders empowering our teams to work safely. Our global safety strategy across all levels of the organization is captured in our Fatal Risk Management (FRM) program. The goal of our FRM program is to achieve zero workplace fatalities by strengthening preventive measures and raising awareness to fatal risks and the measures necessary to mitigate them.

We further seek to prevent fatalities and high-risk incidents by leveraging technology to support safe work practices in the field and data analytics to identify opportunities for improvement. Our framework for managing risks and compliance obligations is certified company-wide in accordance with the ISO 45001 Health and Safety Management System (ISO 45001). ISO 45001 requires third-party site-level verification of requirements, with an overall goal of preventing fatalities and reducing safety incidents.

As part of our commitment to providing a healthy and safe workplace, we strive to provide the training, tools and resources needed so our workforce can identify risks and consistently apply effective controls. We share information and key learnings about potential fatal events (PFEs), high-risk incidents and best practices throughout the company, and we engage with industry peers and professional organizations to share best practices and continuously improve our health and safety program. Our corporate team communicates safety performance to executive management regularly, including reviews of high-risk, potential fatal and fatal incidents. The CRC provides oversight of our health and safety programs and receives reports on incident investigations, safety statistics and trends from management at every meeting. In the event of a fatal incident, executive management and the Chair of the CRC are notified immediately, and we review and discuss all fatal incident investigations with the CRC and the Board.

Our objective is to achieve zero workplace fatalities and to decrease injuries and occupational illnesses. We measure our safety performance through regularly established benchmarks, including the industry-established Total Recordable Incident Rate (TRIR), and our company-established PFEs, both of which include employees and contractors company-wide. Regrettably, in 2025, we had three separate fatal incidents resulting in nine work-related fatalities, seven of which were related to the September 2025 mud rush incident in Indonesia. In 2024, we had two work-related fatalities. We had 20 PFEs in 2025 and 30 PFEs in 2024. Our TRIR per 200,000 man-hours worked was 0.55 in 2025 and 0.53 in 2024.

Employee Engagement, Training and Development
We aim to recruit and retain talented employees with diverse perspectives by offering, among other things, competitive compensation and benefits and pathways for career advancement. In support of a highly engaged, agile workforce we prioritize physical and psychological safety and promote the overall well-being of our workforce through access to health and wellness programs, and, where practicable, flexible work opportunities. We further invest in training and development to support internal talent and strengthen our management pipeline reflecting our commitment to our people and our business.

We continued to face challenges in 2025 with a competitive and tight labor market, specifically in the U.S., and we remain committed to assessing our recruitment and training and development programs to adapt to the changing labor market and our company’s and employees’ needs. We continue to focus our training and development on the skills required for safe production and to build a more agile workforce with the ability to respond to evolving business needs.

Additional information regarding our workforce can be found in our Annual Report on Sustainability, which is available on our website and updated annually.

Refer to Item 1A. “Risk Factors” for further discussion on human capital matters.

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

Our Human Rights Policy reflects our commitment to implementing the United Nations Guiding Principles on Business and Human Rights. We conduct site-level human rights impact assessments (HRIAs) at our global operations, which help us to embed human rights considerations into our business practices. We completed HRIAs at PTFI’s downstream processing facilities and our Colorado operations in 2025, Cerro Verde in 2024, our PTFI Grasberg operations in 2023, Arizona operations in 2022, El Abra in 2021 and New Mexico operations in 2018. We plan to initiate HRIAs at our Fort Madison and El Paso downstream sites in 2026. We continue to participate in a multi-industry human rights working group to gain insight from peer companies and experts in the field to learn how best practices are evolving.

We believe that our social and economic development programs are responsive to the issues raised by the local communities near our areas of operation and help us maintain good relations with the surrounding communities and avoid disruptions of mining operations. As part of our ongoing commitment to our community stakeholders, we have made and expect to continue making investments in certain social programs, including in-kind support and administration, across our global operations from time to time. Over the last three years, charges for these investments have averaged approximately $200 million per year. Nevertheless, social and political instability in the areas of our operations may adversely impact our mining operations. Refer to Item 1A. “Risk Factors” for further discussion.

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

In 2015, Cerro Verde completed construction of a wastewater treatment plant for the city of Arequipa, which, in addition to supplementing existing water supplies to support Cerro Verde’s concentrator expansion, also improves the local water quality, enhances agriculture products grown in the area and reduces the risk of waterborne illnesses. In December 2025, Cerro Verde entered into an agreement with SEDAPAR, the municipal water and sanitation services provider in the Arequipa region, to expand the existing wastewater treatment plant and complete additional infrastructure projects, for the benefit of Arequipa’s population. The agreement provides Cerro Verde with preferential rights to a portion of the treated water and secures long-term access to water to support its operations. Refer to Note 11 for further discussion.

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

Indonesia. PTFI provides funding and technical assistance to support various community development programs in areas such as health, education, economic development and local infrastructure. In 1996, PTFI established a social investment fund with the aim of contributing to social and economic development in the Mimika Regency. Prior to 2019, the fund was mainly managed by the Amungme and Kamoro Community Development Organization, a community-led institution. In 2019, a foundation, the Amungme and Kamoro Community Empowerment Foundation (Yayasan Pemberdayaan Masyarakat Amungme dan Kamoro, or YPMAK), was established, and in 2020, PTFI appointed YPMAK to assist in distributing a significant portion of PTFI’s funding to support the development and empowerment of the local Indigenous Papuan people. YPMAK is governed by a Board of Governors consisting of seven representatives, including four from PTFI.

In addition, since 2001, PTFI has voluntarily established and contributed to land rights trust funds administered by Amungme and Kamoro representatives that focus on socioeconomic initiatives, human rights and environmental issues.

PTFI is committed to the continued funding of YPMAK programs and the land rights trust funds, as well as other local-community development initiatives, making annual investments in public health, education, and local economic development. PTFI recorded charges totaling $118 million in 2025, $141 million in 2024 and $123 million in 2023 to production and delivery costs for social and economic development programs in Indonesia.

Security Matters. Consistent with our ongoing commitment to protect our employees and property, we have taken steps to provide a safe and secure working environment. As part of its security program, PTFI maintains its own internal civilian security department. Both employees and contractors perform functions such as protecting company facilities, monitoring shipments of supplies and products, assisting in traffic control and aiding in emergency response operations. The security department receives human rights training annually.

PTFI, like all businesses and residents of Indonesia, relies on the Indonesia government for the maintenance of public order, upholding the rule of law and protection of personnel and property. The Grasberg minerals district has been designated by the Indonesia government as one of Indonesia’s national vital objects. This designation results in the police and, to a lesser extent, the military playing a significant role in protecting the area of our operations.

The Indonesia government is responsible for employing police and military personnel and directing their operations. As part of pre-deployment, all military and police personnel receive human rights training.

From the outset of PTFI’s operations, the Indonesia government has looked to PTFI to provide logistical and infrastructure support and assistance for these necessary services because of the limited resources of the Indonesia government and the remote location of and lack of development in the province of Central Papua. PTFI’s financial support of the Indonesia government security institutions assigned to PTFI’s operations area represents a prudent response to PTFI’s requirements and commitments to protect its workforce and property, better ensuring that personnel are properly fed and lodged and have the logistical resources to patrol PTFI’s roads and secure its area of operations. In addition, the provision of such support is consistent with our philosophy of responsible corporate citizenship and reflects our commitment to pursue practices that protect and respect human rights.

PTFI pays support costs for government-provided security, including various infrastructure and other costs, including food, housing, fuel, travel, vehicle repairs, allowances to cover incidental and administrative costs, and community assistance programs conducted by the military and police. Refer to Item 1A. “Risk Factors” for further discussion of security risks in Indonesia.

MINING PRODUCTION AND SALES DATA

	Years Ended December 31,
	Production			Sales
COPPER (millions of recoverable pounds)	2025	2024	2023	2025		2024		2023
(FCX’s net interest in %)
U.S.
Morenci (72%)[a]	497	505	575	496		517		578
Safford (100%)	287	249	245	282		246		250
Sierrita (100%)	184	165	185	184		167		183
Chino (100%)	150	133	141	147		133		143
Bagdad (100%)	149	146	146	150		146		148
Tyrone (100%)	32	43	51	33		44		53
Miami (100%)	9	9	12	9		10		12
Other (100%)	(4)	(4)	(5)	(5)		(6)		(6)
Total U.S.	1,304	1,246	1,350	1,296		1,257		1,361
South America
Cerro Verde (55.08%)[b]	863	949	985	865		958		988
El Abra (51%)	201	219	217	208		219		212
Total South America	1,064	1,168	1,202	1,073		1,177		1,200
Indonesia
Grasberg minerals district (48.76%)	1,015	1,800	1,660	1,205		1,632		1,525
Consolidated	3,383	4,214	4,212	3,574	[c]	4,066	[c]	4,086	[c]
Less noncontrolling interests	1,007	1,465	1,414	1,107		1,384		1,344
Net	2,376	2,749	2,798	2,467		2,682		2,742
Average realized price per pound				$4.75		$4.21		$3.85
GOLD (thousands of recoverable ounces)
(FCX’s net interest in %)
U.S. (100%)	19	19	15	16		20		16
Indonesia (48.76%)	937	1,861	1,978	1,050		1,817		1,697
Consolidated	956	1,880	1,993	1,066		1,837		1,713
Less noncontrolling interests	480	953	952	538		931		808
Net	476	927	1,041	528		906		905
Average realized price per ounce				$3,423		$2,418		$1,972
MOLYBDENUM (millions of recoverable pounds)
(FCX’s net interest in %)
Climax (100%)	24	18	17	N/A		N/A		N/A
Henderson (100%)	13	12	13	N/A		N/A		N/A
U.S. copper mines (100%)[a]	34	30	30	N/A		N/A		N/A
Cerro Verde (55.08%)[b]	21	20	22	N/A		N/A		N/A
Consolidated	92	80	82	83		78		81
Less noncontrolling interest	10	9	10	9		9		10
Net	82	71	72	74		69		71
Average realized price per pound				$22.63		$21.77		$24.64
a.Amounts are net of Morenci’s joint venture partners’ undivided interest.
b.Our economic interest in Cerro Verde is 55.08%, and prior to September 2024 it was 53.56%.
c.Consolidated sales volumes exclude purchased copper of 127 million pounds in 2025, 158 million pounds in 2024 and 103 million pounds in 2023.

SELECTED OPERATING DATA

	Years Ended December 31,
	2025	2024	2023	2022	2021
CONSOLIDATED MINING
Copper (millions of recoverable pounds)
Production	3,383	4,214	4,212	4,210	3,843
Sales, excluding purchases	3,574	4,066	4,086	4,213	3,807
Average realized price per pound	$4.75	$4.21	$3.85	$3.90	$4.33
Gold (thousands of recoverable ounces)
Production	956	1,880	1,993	1,811	1,381
Sales, excluding purchases	1,066	1,837	1,713	1,823	1,360
Average realized price per ounce	$3,423	$2,418	$1,972	$1,787	$1,796
Molybdenum (millions of recoverable pounds)
Production	92	80	82	85	85
Sales, excluding purchases	83	78	81	75	82
Average realized price per pound	$22.63	$21.77	$24.64	$18.71	$15.56

U.S. COPPER MINES
Operating Data, Net of Joint Venture Interests[a]
Copper (millions of recoverable pounds)
Production	1,304	1,246	1,350	1,467	1,460
Sales, excluding purchases	1,296	1,257	1,361	1,469	1,436
Average realized price per pound	$4.91	$4.29	$3.93	$4.08	$4.30
Molybdenum (millions of recoverable pounds)
Production	34	30	30	29	34
100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	617,500	609,400	692,000	676,400	665,900
Average copper ore grade (%)	0.21	0.20	0.23	0.29	0.29
Copper production (millions of recoverable pounds)	832	842	941	1,019	1,056
Mill operations
Ore milled (metric tons per day)	326,300	311,700	308,500	294,200	269,500
Average ore grade (%):
Copper	0.31	0.30	0.32	0.37	0.38
Molybdenum	0.02	0.02	0.02	0.02	0.03
Copper recovery rate (%)	83.6	83.2	81.8	81.8	81.2
Copper production (millions of recoverable pounds)	665	601	633	695	649

SOUTH AMERICA OPERATIONS
Copper (millions of recoverable pounds)
Production	1,064	1,168	1,202	1,176	1,047
Sales	1,073	1,177	1,200	1,162	1,055
Average realized price per pound	$4.79	$4.16	$3.82	$3.80	$4.34
Molybdenum (millions of recoverable pounds)
Production	21	20	22	23	21
Leach operations
Leach ore placed in stockpiles (metric tons per day)	148,700	164,300	191,200	163,000	163,900
Average copper ore grade (%)	0.41	0.42	0.35	0.35	0.32
Copper production (millions of recoverable pounds)	263	295	317	302	256
Mill operations
Ore milled (metric tons per day)	407,900	415,500	417,400	409,200	380,300
Average ore grade (%):
Copper	0.30	0.33	0.34	0.32	0.31
Molybdenum	0.01	0.01	0.01	0.01	0.01
Copper recovery rate (%)	84.3	83.6	81.3	85.3	87.3
Copper production (millions of recoverable pounds)	801	873	885	874	791
a.Amounts are net of Morenci’s joint venture partners’ undivided interest.

SELECTED OPERATING DATA (Continued)

	Years Ended December 31,
	2025	2024	2023	2022	2021
INDONESIA OPERATIONS
Copper (millions of recoverable pounds)
Production	1,015	1,800	1,660	1,567	1,336
Sales	1,205	1,632	1,525	1,582	1,316
Average realized price per pound	$4.53	$4.19	$3.81	$3.80	$4.34
Gold (thousands of recoverable ounces)
Production	937	1,861	1,978	1,798	1,370
Sales	1,050	1,817	1,697	1,811	1,349
Average realized price per ounce	$3,418	$2,418	$1,972	$1,787	$1,796
Mill operations
Ore milled (metric tons per day)	138,100	208,400	198,300	192,600	151,600
Average ore grade:
Copper (%)	1.10	1.27	1.22	1.19	1.30
Gold (grams per metric ton)	0.77	1.00	1.12	1.05	1.04
Recovery rates (%):
Copper	87.9	88.4	89.7	90.0	89.8
Gold	75.7	76.9	77.9	77.7	77.0

MOLYBDENUM MINES
Ore milled (metric tons per day)	33,500	28,000	27,900	26,100	21,800
Average molybdenum ore grade (%)	0.16	0.16	0.15	0.18	0.19
Molybdenum production (millions of recoverable pounds)	37	30	30	33	30

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

Estimated recoverable proven and probable mineral reserves at December 31, 2025, were determined using metal price assumptions of $3.25 per pound for copper, $1,600 per ounce for gold and $14.00 per pound for molybdenum. For the three-year period ended December 31, 2025, LME copper settlement prices averaged $4.17 per pound, London PM gold prices averaged $2,588 per ounce and the weekly average price for molybdenum quoted by Platts Metals Daily averaged $22.51 per pound.

The estimated recoverable proven and probable mineral reserves presented in the table below represent the estimated metal quantities from which we expect to be paid after application of estimated metallurgical recoveries and smelter recoveries, where applicable.

	Estimated Recoverable Proven and Probable Mineral Reserves at December 31, 2025
	Copper[a] (billion pounds)		Gold (million ounces)	Molybdenum (billion pounds)
U.S.	42.5		0.6	2.6
South America	45.6	[b]	0.1	0.9
Indonesia[c]	24.2		20.0	—
Consolidated basis[d,e]	112.3		20.6	3.5
Net equity interest[f]	78.6		10.4	3.1
a.Estimated consolidated recoverable copper reserves include 1.4 billion pounds in leach stockpiles and 0.2 billion pounds in mill stockpiles (refer to “Mill and Leach Stockpiles” for further discussion).
b.Includes 17.5 billion pounds of recoverable copper associated with a potential mill project at El Abra (refer to “Operations – El Abra” for further discussion).
c.Estimated recoverable proven and probable mineral reserves from Indonesia reflect estimates of minerals that can be recovered through the life of PTFI’s IUPK, which extends through 2041. We believe an extension would provide additional material reserves. Refer to Note 11 for discussion of PTFI’s IUPK.
d.Consolidated mineral reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in the U.S. (refer to Note 2 for further discussion of our Morenci joint venture). Excluded from the table above are our estimated recoverable proven and probable silver reserves of 351 million ounces, which were determined using a silver price assumption of $20 per ounce.
e.May not foot because of rounding.
f.Net equity interest mineral reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 2 for further discussion of our ownership in subsidiaries). Excluded from the table above are our estimated recoverable proven and probable silver reserves of 230 million ounces, which were determined using a silver price assumption of $20 per ounce.

Estimated Recoverable Proven and Probable Mineral Reserves
at December 31, 2025
			Proven Mineral Reserves							Probable Mineral Reserves
			Million Metric Tons		Average Ore Grade					Million Metric Tons			Average Ore Grade
	FCX’s	Processing	FCX’s	100%	Copper	Gold		Moly	Silver	FCX’s		100%	Copper	Gold		Moly	Silver
	Interest	Method	Interest	Basis	%	g/t		%	g/t	Interest		Basis	%	g/t		%	g/t
U.S.
Morenci	72%	Mill	604	838	0.31	—		0.02	—	94		131	0.30	—		0.03	—
		Crushed leach	80	112	0.45	—		—	—	—	[a]	1	0.49	—		—	—
		ROM leach	1,551	2,154	0.18	—		—	—	247		343	0.15	—		—	—
Bagdad	100%	Mill	2,129	2,129	0.34	—	[a]	0.02	1.41	439		439	0.31	—	[a]	0.02	1.27
		ROM leach	11	11	0.33	—		—	—	8		8	0.24	—		—	—
Safford, including Lone Star	100%	Crushed leach	513	513	0.45	—		—	—	138		138	0.41	—		—	—
		ROM leach	194	194	0.31	—		—	—	79		79	0.26	—		—	—
Sierrita	100%	Mill	1,798	1,798	0.23	—	[a]	0.03	1.09	381		381	0.25	—	[a]	0.03	1.17
Chino, including Cobre	100%	Mill	170	170	0.50	0.05		—	0.94	106		106	0.51	0.05		—	0.97
		ROM leach	42	42	0.26	—		—	—	5		5	0.23	—		—	—
Tyrone	100%	ROM leach	52	52	0.19	—		—	—	6		6	0.22	—		—	—
Henderson	100%	Mill	29	29	—	—		0.16	—	12		12	—	—		0.16	—
Climax	100%	Mill	131	131	—	—		0.15	—	15		15	—	—		0.10	—
			7,302	8,172						1,530		1,663
South America
Cerro Verde	55.08%	Mill	400	726	0.36	—		0.02	1.88	1,685		3,059	0.34	—		0.01	1.79
		ROM leach	9	17	0.34	—		—	—	32		58	0.17	—		—	—
El Abra	51%	Mill[b]	617	1,209	0.44	0.02		0.01	1.43	549		1,077	0.37	0.02		0.01	1.11
		Crushed leach	206	403	0.36	—		—	—	66		130	0.32	—		—	—
		ROM leach	5	10	0.18	—		—	—	2		3	0.18	—		—	—
			1,237	2,365						2,334		4,327
Indonesia
Grasberg Block Cave	48.76%	Mill	55	114	1.26	0.65		—	3.02	175		358	0.97	0.66		—	2.95
DMLZ	48.76%	Mill	36	75	0.91	0.72		—	4.06	134		276	0.65	0.48		—	3.43
Big Gossan	48.76%	Mill	10	20	2.40	1.03		—	15.14	13		27	2.10	0.88		—	12.63
Kucing Liar[c]	48.76%	Mill	66	136	1.07	0.94		—	5.62	162		333	1.01	0.86		—	5.11
			168	344						485		994
Total FCX – 100% Basis				10,881								6,984
Total FCX – Consolidated basis[d]				10,012								6,851
Total FCX – Net equity interest[e]				8,707								4,349

Note: Totals may not foot because of rounding.
a.Amounts not shown because of rounding.
b.El Abra has advanced preliminary feasibility studies for the development of a potential mill project, which would require significant additional capital investment to bring the associated copper to production (refer to “Operations – El Abra” for further discussion).
c.PTFI has commenced long-term mine development activities for the Kucing Liar deposit. See “Operations – Indonesia” for discussion of Kucing Liar capital investments.
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

The reserve table above and the tables on the following pages utilize the abbreviations described below:

•g/t – grams per metric ton
•Moly – Molybdenum

Estimated Recoverable Proven and Probable Mineral Reserves
at December 31, 2025 (continued)
			Proven and Probable
			Million Metric Tons		Average Ore Grade					Recoveries[a]
	FCX’s	Processing	FCX’s	100%	Copper	Gold		Moly	Silver	Copper	Gold	Moly	Silver
	Interest	Method	Interest	Basis	%	g/t		%	g/t	%	%	%	%
U.S.
Morenci	72%	Mill	698	969	0.31	—		0.02	—	82.8	—	46.5	—
		Crushed leach	81	112	0.45	—		—	—	82.9	—	—	—
		ROM leach	1,798	2,497	0.18	—		—	—	51.6	—	—	—
Bagdad	100%	Mill	2,567	2,567	0.34	—	[b]	0.02	1.39	84.0	59.1	76.6	49.3
		ROM leach	19	19	0.29	—		—	—	43.9	—	—	—
Safford, including Lone Star	100%	Crushed leach	651	651	0.44	—		—	—	73.9	—	—	—
		ROM leach	273	273	0.30	—		—	—	35.9	—	—	—
Sierrita	100%	Mill	2,179	2,179	0.23	—	[b]	0.03	1.10	81.2	59.1	78.2	49.3
Chino, including Cobre	100%	Mill	276	276	0.51	0.05		—	0.95	80.1	77.9	—	78.5
		ROM leach	46	46	0.25	—		—	—	37.4	—	—	—
Tyrone	100%	ROM leach	59	59	0.19	—		—	—	56.6	—	—	—
Henderson	100%	Mill	40	40	—	—		0.16	—	—	—	86.7	—
Climax	100%	Mill	146	146	—	—		0.14	—	—	—	88.2	—
			8,833	9,835
South America
Cerro Verde	55.08%	Mill	2,085	3,785	0.34	—		0.01	1.81	85.4	—	54.4	44.9
		ROM leach	41	75	0.21	—		—	—	48.5	—	—	—
El Abra	51%	Mill[c]	1,166	2,286	0.41	0.02		0.01	1.28	88.5	6.1	49.3	50.0
		Crushed leach	272	533	0.35	—		—	—	52.2	—	—	—
		ROM leach	7	13	0.18	—		—	—	50.0	—	—	—
			3,571	6,693
Indonesia
Grasberg Block Cave	48.76%	Mill	230	472	1.04	0.66		—	2.97	84.6	68.6	—	63.5
DMLZ	48.76%	Mill	171	350	0.71	0.53		—	3.57	84.0	76.7	—	64.6
Big Gossan	48.76%	Mill	23	47	2.23	0.94		—	13.69	91.1	67.6	—	63.4
Kucing Liar[d]	48.76%	Mill	229	469	1.03	0.88		—	5.26	79.1	57.0	—	45.3
			652	1,338
Total FCX – 100% Basis				17,865
Total FCX – Consolidated basis[e]				16,863
Total FCX – Net equity interest[f]				13,056
Note: Amounts may not equal the sum of proven and probable mineral reserves as presented on the previous page because of rounding. In addition, totals may not foot because of rounding.
a.Recoveries are net of estimated mill and smelter losses.
b.Amounts not shown because of rounding.
c.El Abra has advanced preliminary feasibility studies for the development of a potential mill project, which would require significant additional capital investment to bring the associated copper to production (refer to “Operations – El Abra” for further discussion).
d.PTFI has commenced long-term mine development activities for the Kucing Liar deposit. See “Operations – Indonesia” for discussion of Kucing Liar capital investments.
e.Consolidated reserves represent estimated quantities after reduction for Morenci’s joint venture partner interests (refer to Note 2 for further discussion).
f.Net equity interest represents estimated consolidated quantities further reduced for noncontrolling interest ownership (refer to Note 2 for further discussion of our ownership in subsidiaries).

Estimated Recoverable Proven and Probable Mineral Reserves
at December 31, 2025 (continued)
			Recoverable Mineral Reserves
			Copper		Gold		Moly		Silver
	FCX’s	Processing	billion		million		billion		million
	Interest	Method	lbs.		ozs.		lbs.		ozs.
U.S.
Morenci	72%	Mill	5.4		—		0.2		—
		Crushed leach	0.9		—		—		—
		ROM leach	5.1		—		—		—
Bagdad	100%	Mill	16.1		0.2		0.9		56.5
		ROM leach	0.1		—		—		—
Safford, including Lone Star	100%	Crushed leach	4.7		—		—		—
		ROM leach	0.6		—		—		—
Sierrita	100%	Mill	9.1		0.1		1.0		38.1
Chino, including Cobre	100%	Mill	2.5		0.3		—		6.6
		ROM leach	0.1		—		—		—
Tyrone	100%	ROM leach	0.1		—		—		—
Climax	100%	Mill	—		—		0.4		—
Henderson	100%	Mill	—		—		0.1		—
			44.7		0.6		2.6		101.3
Recoverable metal in stockpiles[a]			1.1		—	[b]	—	[b]	0.2
100% operations			45.8		0.6		2.6		101.5
Consolidated			42.5		0.6		2.6		101.5
Net equity interest			42.5		0.6		2.6		101.5

South America
Cerro Verde	55.08%	Mill	24.4		—		0.7		98.6
		ROM leach	0.2		—		—		—
El Abra[c]	51%	Mill	18.2		0.1		0.2		47.0
		Crushed leach	2.2		—		—		—
		ROM leach	—	[b]	—		—		—
			45.0		0.1		0.9		145.6
Recoverable metal in stockpiles[a]			0.6		—		—	[b]	0.4
100% operations			45.6		0.1		0.9		146.0
Consolidated			45.6		0.1		0.9		146.0
Net equity interest			24.2		—	[b]	0.5		78.5

Indonesia
Grasberg Block Cave	48.76%	Mill	9.2		6.8		—		28.6
DMLZ	48.76%	Mill	4.6		4.6		—		25.9
Big Gossan	48.76%	Mill	2.1		1.0		—		13.0
Kucing Liar[d]	48.76%	Mill	8.4		7.6		—		35.9
100% operations			24.2		20.0		—		103.5
Consolidated			24.2		20.0		—		103.5
Net equity interest			11.8		9.7		—		50.5

Total FCX – 100% basis			115.6		20.6		3.5		351.0
Total FCX – Consolidated basis[e]			112.3		20.6		3.5		351.0
Total FCX – Net equity interest[f]			78.6		10.4		3.1		230.4
Note: Totals may not foot because of rounding.
a.Refer to “Mill and Leach Stockpiles” for further discussion.
b.Amounts not shown because of rounding.
c.Includes 17.5 billion pounds of copper associated with the potential mill project. El Abra has advanced preliminary feasibility studies for the development of this project, which would require significant additional capital investment to bring the associated copper to production (refer to “Operations – El Abra” for further discussion).
d.PTFI is conducting long-term mine development activities for the Kucing Liar deposit. See “Operations – Indonesia” for discussion of Kucing Liar capital investments.
e.Consolidated mineral reserves represent estimated metal quantities after reduction for Morenci’s joint venture partner interests (refer to Note 2 for further discussion).
f.Net equity interest mineral reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 2 for further discussion of our ownership in subsidiaries).

The table below summarizes changes in estimated recoverable copper, gold and molybdenum in mineral reserves between December 31, 2024 and 2025, for our material properties:

	Estimated Recoverable Mineral Reserves at 100% Basis
	Copper (billion lbs.)			Gold (million ozs.)	Molybdenum (billion lbs.)
	Morenci	Cerro Verde	Grasberg minerals district	Grasberg minerals district	Morenci		Cerro Verde
Mineral reserves as of December 31, 2024[a]	11.1	25.2	27.0	22.4	0.2		0.7
Production	(0.7)	(0.9)	(1.0)	(0.9)	—	[b]	—	[b]
Adjustments[c]	1.4	0.5	(1.8)	(1.5)	0.1		—	[b]
Mineral reserves as of December 31, 2025[a]	11.8	24.9	24.2	20.0	0.2		0.7
Year-over-year percentage change	7%	(1)%	(10)%	(11)%	37%		—%

	Estimated Recoverable Mineral Reserves at Net Equity Basis
	Copper (billion lbs.)			Gold (million ozs.)	Molybdenum (billion lbs.)
	Morenci	Cerro Verde	Grasberg minerals district	Grasberg minerals district	Morenci		Cerro Verde
	72%	55.08%	48.76%	48.76%	72%		55.08%
Mineral reserves as of December 31, 2024[a]	8.0	13.9	13.2	10.9	0.1		0.4
Production	(0.5)	(0.5)	(0.5)	(0.5)	—	[b]	—	[b]
Adjustments[c]	1.0	0.3	(0.9)	(0.7)	—	[b]	—	[b]
Mineral reserves as of December 31, 2025[a]	8.5	13.7	11.8	9.7	0.2		0.4
Year-over-year percentage change	7%	(1)%	(10)%	(11)%	37%		—%
Note: Totals may not foot because of rounding.
a.Includes estimated recoverable metals contained in stockpiles. Refer to “Mill and Leach Stockpiles” for further discussion.
b.Amounts not shown because of rounding.
c.Increases at Morenci are primarily the result of revised mine designs and mine plan changes, and increases at Cerro Verde are primarily the result of updated geologic modeling. Decreases at the Grasberg minerals district are primarily the result of mine plan changes.

After accounting for production, changes to the estimates of mineral reserves and mineral resources for the Cerro Verde mine and Grasberg minerals district were not material as compared to the previously filed Technical Report Summary (TRS) for each of these properties. After accounting for production, changes to the estimate of mineral reserves for the Morenci mine were not material as compared to the previously filed TRS as of December 31, 2023; however, Morenci did have a material change to its estimate of mineral resources (refer to “Mineral Resources” below). Accordingly, see the 2025 Technical Report Summary of Mineral Reserves and Resources for the Morenci mine dated December 31, 2025, filed as Exhibit 96.3 to this Form 10-K.

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

The table below shows the minimum cutoff grade for mineral reserves by process for each of our existing ore bodies as of December 31, 2025:

	Copper Equivalent Cutoff Grade (%)			Molybdenum Cutoff Grade (%)
	Mill	Crushed Leach	ROM Leach	Mill
U.S.
Morenci	0.17	0.20	0.03	—
Bagdad	0.16	—	0.07	—
Safford, including Lone Star	—	0.17	0.12	—
Sierrita	0.18	—	—	—
Chino, including Cobre	0.22	—	0.09	—
Tyrone	—	—	0.05	—
Henderson	—	—	—	0.13
Climax	—	—	—	0.06
South America
Cerro Verde	0.13	—	0.08	—
El Abra	0.12	0.12	0.12	—
Indonesia
Grasberg Block Cave	0.54	—	—	—
DMLZ	0.64	—	—	—
Big Gossan	1.70	—	—	—
Kucing Liar	0.63	—	—	—

Production Sequencing
The following chart illustrates our current plans for sequencing and producing our proven and probable mineral reserves at each of our ore bodies and the years in which we currently expect production from each ore body and related stockpiles. Our proven and probable mineral reserves in Indonesia reflect estimates of minerals that can be recovered through the end of 2041 (refer to Item 1A. “Risk Factors” and Note 11 for further discussion). We develop our mine plans based on maximizing the net present value from the ore bodies. Significant additional capital expenditures will be required at many of these mines in order to achieve the life-of-mine plans reflected below.
a.The ultimate timing of the start of production at Kucing Liar is dependent upon a number of factors and may vary from the date shown here. Refer to "Operations – Indonesia" for further discussion.
b.The current mine plan and planned operations are based on the assumption that PTFI will comply with its obligations under the IUPK and receive the 10-year extension from 2031 through 2041 (refer to Item 1A. “Risk Factors” and Note 11 for further discussion). This does not reflect a potential long-term extension expected to cover the life of the resource, which is expected to be submitted in 2026. Refer to "Operations – Indonesia" for further discussion.

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

Expected copper recoveries for leach stockpiles are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production process), historical trends and other factors, including mineralogy of the ore and rock type. Total copper recovery in leach stockpiles can vary significantly from a low percentage to more than 80% depending on several variables, including processing methodology, processing variables, mineralogy and particle size of the rock. For newly placed material on active stockpiles, as much as 80% of total copper recovery may be extracted during the first year, and the remaining copper may be recovered over many years. Processes and copper recoveries for mill and leach stockpiles are monitored regularly, and recovery estimates are adjusted annually based on new information and as related technology and processing methods change. Based on our annual review of mill and leach stockpiles, we increased our estimated consolidated recoverable copper in certain leach stockpiles, net of joint venture interests, by 207 million pounds in 2025, primarily associated with Morenci leach stockpiles.

Following are our stockpiles and the estimated recoverable copper contained within those stockpiles as of December 31, 2025:

						Recoverable
	FCX’s	Million Metric Tons		Average	Recoveries	Copper
	Interest	FCX’s Interest	100% Basis	Ore Grade (%)	(%)	(billion lbs.)
Mill stockpiles
Cerro Verde	55.08%	16	29	0.25	67.3	0.1
U.S. copper mines	[a]	12	12	0.29	77.8	0.1
		28	41			0.2

Leach stockpiles
Morenci	72%	5,734	7,969	0.24	0.9	0.4
Bagdad	100%	506	506	0.25	0.4	—	[b]
Safford, including Lone Star	100%	535	535	0.43	3.4	0.2
Sierrita	100%	650	650	0.15	6.9	0.2
Miami	100%	498	498	0.39	1.1	—	[b]
Chino, including Cobre	100%	1,809	1,809	0.25	2.0	0.2
Tyrone	100%	1,229	1,229	0.28	1.2	0.1
Cerro Verde	55.08%	352	639	0.43	3.4	0.2
El Abra	51%	519	1,018	0.43	2.8	0.3
		11,832	14,853			1.5

Total FCX – 100% basis						1.7
Total FCX – Consolidated basis[c]						1.6
Total FCX – Net equity interest[d]						1.3
Note: Totals may not foot because of rounding.
a.Our net equity interest in all U.S. copper mines is 100% except for Morenci, which is 72%.
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

Estimated mineral resources as presented on the following pages were assessed using prices of $3.75 per pound for copper, $1,700 per ounce for gold, $17 per pound for molybdenum and $20 per ounce for silver. Cutoff grade strategy and expected recoveries used to evaluate mineral resources are consistent with those for mineral reserves but would require additional work to substantiate. Refer to Item 1A. “Risk Factors” for discussion of risks associated with our estimates of mineral resources.

Estimated Mineral Resources
at December 31, 2025[a]
			Measured								Indicated								Inferred
			Million Metric Tons		Average Ore Grade						Million Metric Tons		Average Ore Grade						Million Metric Tons				Average Ore Grade
	FCX’s	Processing	FCX’s	100%	Copper	Gold		Moly		Silver	FCX’s	100%	Copper	Gold		Moly		Silver	FCX’s		100%		Copper	Gold		Moly		Silver
	Interest	Method	Interest	Basis	%	g/t		%		g/t	Interest	Basis	%	g/t		%		g/t	Interest		Basis		%	g/t		%		g/t
U.S.
Morenci	72%	Milling	590	819	0.27	—		0.02		—	524	727	0.30	—		0.03		—	281		391		0.31	—		0.03		—
		Leaching	945	1,313	0.17	—		—		—	589	818	0.14	—		—		—	320		445		0.13	—		—		—
Bagdad	100%	Milling	313	313	0.29	—	[b]	0.02		1.20	341	341	0.23	—	[b]	0.02		0.96	392		392		0.17	—	[b]	0.02		0.69
		Leaching	1	1	0.15	—		—		—	5	5	0.12	—		—		—	5		5		0.12	—		—		—
Safford, including Lone Star	100%	Milling	1,829	1,829	0.36	0.02		0.01		1.14	2,141	2,141	0.30	0.01		0.01		0.93	648		648		0.23	0.01		—	[b]	0.84
		Leaching	444	444	0.28	—		—		—	480	480	0.28	—		—		—	280		280		0.26	—		—		—
Sierrita	100%	Milling	750	750	0.18	—	[b]	0.02		0.82	300	300	0.20	—	[b]	0.02		0.93	23		23		0.19	—	[b]	0.02		0.87
Chino, including Cobre	100%	Milling	93	93	0.46	0.04		0.02		0.76	82	82	0.50	0.04		0.01		0.79	20		20		0.45	0.04		0.01		0.77
		Leaching	7	7	0.27	—		—		—	3	3	0.41	—		—		—	1		1		0.29	—		—		—
Tyrone	100%	Leaching	33	33	0.29	—		—		—	6	6	0.21	—		—		—	2		2		0.23	—		—		—
Henderson	100%	Milling	78	78	—	—		0.14		—	27	27	—	—		0.12		—	—	[b]	—	[b]	—	—		0.03		—
Climax	100%	Milling	313	313	—	—		0.17		—	60	60	—	—		0.10		—	7		7		—	—		0.07		—
Ajo	100%	Milling	487	487	0.39	0.07		0.01		0.94	237	237	0.32	0.05		—	[b]	0.70	18		18		0.33	0.04		—	[b]	1.05
Cochise/Bisbee	100%	Leaching	143	143	0.49	—		—		—	117	117	0.41	—		—		—	20		20		0.38	—		—		—
Sanchez	100%	Leaching	77	77	0.35	—		—		—	65	65	0.24	—		—		—	7		7		0.20	—		—		—
Tohono	100%	Milling	278	278	0.63	0.09		0.01		1.90	31	31	0.67	0.09		0.01		1.72	4		4		0.65	0.06		—	[b]	1.44
		Leaching	251	251	0.68	—		—		—	49	49	0.52	—		—		—	25		25		0.48	—		—		—
Twin Buttes	100%	Milling	126	126	0.67	0.01		0.04		6.79	9	9	0.65	0.01		0.03		6.54	5		5		0.81	0.01		0.02		8.74
		Leaching	55	55	0.24	—		—		—	14	14	0.21	—		—		—	7		7		0.25	—		—		—
Christmas	100%	Milling	68	68	0.53	0.06		—	[b]	1.55	236	236	0.37	0.06		—	[b]	0.92	42		42		0.40	0.06		—	[b]	0.94
South America
Cerro Verde	55.08%	Milling	59	107	0.28	—		0.01		1.47	896	1,626	0.33	—		0.01		1.74	225		408		0.33	—		0.01		1.77
		Leaching	2	4	0.35	—		—		—	6	11	0.30	—		—		—	5		8		0.35	—		—		—
El Abra	51%	Milling	64	126	0.55	0.04		0.01		2.02	286	561	0.39	0.02		0.01		1.33	543		1,065		0.29	0.01		—	[b]	0.92
		Leaching	7	14	0.28	—		—		—	4	8	0.24	—		—		—	5		9		0.27	—		—		—
Indonesia
Grasberg minerals district	48.76%	Milling	189	388	0.77	0.64		—		4.08	1,198	2,457	0.66	0.55		—		3.80	155		318		0.43	0.33		—		2.51
Total FCX – 100% basis				8,118								10,410									4,149
Total FCX – Consolidated basis[c]				7,520								9,978									3,915
Total FCX – Net equity interest[d]				7,203								7,705									3,039

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

Estimated Mineral Resources
at December 31, 2025[a] (continued)
			Measured + Indicated		Total Mineral Resources
			Million Metric Tons		Million Metric Tons		Average Ore Grade						Contained Metal[b]							Cutoff Grade[c]
	FCX’s	Processing	FCX’s	100%	FCX’s	100%	Copper	Gold		Moly		Silver	Copper		Gold		Moly		Silver
	Interest	Method	Interest	Basis	Interest	Basis	%	g/t		%		g/t	billion lbs.		million ozs.		billion lbs.		million ozs.	Grade %
U.S.
Morenci	72%	Milling	1,113	1,546	1,395	1,937	0.29	—		0.02		—	12.4		—		1.0		—	0.12
		Leaching	1,534	2,131	1,854	2,576	0.15	—		—		—	8.7		—		—		—	0.01
Bagdad	100%	Milling	654	654	1,046	1,046	0.23	—	[d]	0.02		0.93	5.2		0.1		0.4		31.3	0.12
		Leaching	6	6	11	11	0.12	—		—		—	—	[d]	—		—		—	0.04
Safford, including Lone Star	100%	Milling	3,970	3,970	4,617	4,617	0.31	0.01		0.01		1.00	32.0		2.2		0.5		148.4	0.12
		Leaching	924	924	1,204	1,204	0.28	—		—		—	7.4		—		—		—	0.08
Sierrita	100%	Milling	1,050	1,050	1,073	1,073	0.18	—	[d]	0.02		0.85	4.3		0.1		0.5		29.5	0.15
Chino, including Cobre	100%	Milling	175	175	195	195	0.47	0.04		0.01		0.77	2.0		0.2		—	[d]	4.8	0.19
		Leaching	10	10	11	11	0.31	—		—		—	0.1		—		—		—	0.07
Tyrone	100%	Leaching	39	39	40	40	0.28	—		—		—	0.2		—		—		—	0.04
Henderson	100%	Milling	105	105	105	105	—	—		0.14		—	—		—		0.3		—	0.11
Climax	100%	Milling	373	373	381	381	—	—		0.16		—	—		—		1.3		—	0.05
Ajo	100%	Milling	724	724	742	742	0.36	0.06		0.01		0.87	5.9		1.5		0.1		20.7	0.15
Cochise/Bisbee	100%	Leaching	260	260	280	280	0.45	—		—		—	2.8		—		—		—	0.11
Sanchez	100%	Leaching	141	141	148	148	0.30	—		—		—	1.0		—		—		—	0.09
Tohono	100%	Milling	309	309	312	312	0.64	0.09		0.01		1.88	4.4		0.9		—	[d]	18.9	0.18
		Leaching	300	300	325	325	0.64	—		—		—	4.6		—		—		—	0.14
Twin Buttes	100%	Milling	135	135	140	140	0.67	0.01		0.04		6.84	2.1		—	[d]	0.1		30.7	0.21
		Leaching	69	69	75	75	0.24	—		—		—	0.4		—		—		—	0.01
Christmas	100%	Milling	304	304	346	346	0.40	0.06		—	[d]	1.05	3.1		0.7		—	[d]	11.7	0.21
South America
Cerro Verde	55.08%	Milling	955	1,733	1,179	2,141	0.33	—		0.01		1.73	15.4		—		0.6		119.3	0.11
		Leaching	9	15	13	24	0.33	—		—		—	0.2		—		—		—	0.09
El Abra	51%	Milling	350	687	893	1,751	0.34	0.02		0.01		1.13	13.1		0.9		0.3		63.8	0.13
		Leaching	11	22	16	31	0.27	—		—		—	0.2		—		—		—	0.11
Indonesia
Grasberg minerals district	48.76%	Milling	1,387	2,845	1,543	3,164	0.65	0.54		—		3.70	45.6		54.9		—		376.4	0.52
Total FCX – 100% basis				18,528		22,677							171.0		61.5		5.3		855.5
Total FCX – Consolidated basis[e]				17,498		21,413							165.1		61.5		5.0		855.5
Total FCX – Net equity interest[f]				14,907		17,946							128.3		32.9		4.6		577.8

Note: Totals may not foot because of rounding. In addition, amounts for “Measured + Indicated” and “Total Mineral Resources” may not equal the sum of measured, indicated and inferred (as presented on the prior page) because of rounding.
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

The table below summarizes changes in estimated contained copper, gold and molybdenum in mineral resources between December 31, 2024 and 2025, for our material properties:

	Estimated Contained Mineral Resources at 100% Basis
	Copper (billion lbs.)			Gold (million ozs.)	Molybdenum (billion lbs.)
	Morenci	Cerro Verde	Grasberg minerals district	Grasberg minerals district	Morenci		Cerro Verde
Mineral resources as of December 31, 2024	25.5	17.5	48.1	58.3	1.0		0.6
Adjustments[a]	(4.3)	(1.9)	(2.5)	(3.4)	—	[b]	(0.1)
Mineral resources as of December 31, 2025	21.1	15.6	45.6	54.9	1.0		0.6
Year-over-year percentage change	(17)%	(11)%	(5)%	(6)%	4%		(12)%

	Estimated Contained Mineral Resources at Net Equity Basis
	Copper (billion lbs.)			Gold (million ozs.)	Molybdenum (billion lbs.)
	Morenci	Cerro Verde	Grasberg minerals district	Grasberg minerals district	Morenci		Cerro Verde
	72%	55.08%	48.76%	48.76%	72%		55.08%
Mineral resources as of December 31, 2024	18.3	9.6	23.5	28.4	0.7		0.3
Adjustments[a]	(3.1)	(1.0)	(1.2)	(1.6)	—	[b]	—	[b]
Mineral resources as of December 31, 2025	15.2	8.6	22.2	26.8	0.7		0.3
Year-over-year percentage change	(17)%	(11)%	(5)%	(6)%	4%		(12)%
Note: Totals may not foot because of rounding
a.Decreases at Morenci are primarily the result of updated inventories from higher cost assumptions, geologic modeling updates, and converting material from mineral resources to mineral reserves in revised mine designs; decreases at Cerro Verde are primarily the result of higher cost assumptions and geologic modeling updates; and decreases at Grasberg minerals district are primarily the result of reassessment of future mineability.
b.Amounts not shown because of rounding.

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

Item 1A. Risk Factors.

This report contains forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections or expectations relating to business outlook, strategy, goals or targets; repair and remediation efforts, and phased restart and ramp-up of production and downstream processing following the September 2025 mud rush incident at PT Freeport Indonesia’s (PTFI) Grasberg Block Cave underground mine and the anticipated impact on our business, production, sales, results of operations and operating plans, and recoveries under insurance policies; global market conditions, including trade policies; ore grades and milling rates; production and sales volumes; higher variability between PTFI production and sales; unit net cash costs (credits) and operating costs; capital expenditures; operating plans, including mine sequencing; cash flows; liquidity; potential extension of PTFI’s special mining business license (IUPK) beyond 2041; timing of shipments of inventoried production; our sustainability-related commitments and targets; our overarching commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; achievement of our 2030 climate targets and our 2050 net zero aspiration; improvements in operating procedures and technology innovations and applications; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal and environmental proceedings; debt repurchases; and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases.

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
•Unanticipated legal proceedings or negative developments in pending legal proceedings or other contingencies; and
•Changes in and interpretations of tax laws and regulations.

International risks
•Geopolitical, economic, regulatory and social risks for our operations; and
•PTFI’s failure to meet its commitments to achieve the extension of its IUPK.

Operational risks
•Failure to achieve remediation activities, and the phased restart and ramp-up of the Grasberg Block Cave underground mine;
•Operational risks inherent in our operations, including underground mining and the ability to smelt and refine;
•Environmental, safety and engineering challenges and risks associated with management of waste rock and tailings;
•Environmental challenges associated with our Indonesia operations;
•Violence, civil and religious strife, and activism;
•Availability of secure water supplies for our operations, including future expansions or development projects;
•Disruptions, damage, failure and implementation and integration risks associated with information and operational technology systems;
•Failure to successfully implement, advance or develop and risks associated with new technologies; and
•Any major public health crisis.

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
•Remediation of properties no longer in operation in the U.S.;
•Ability to meet our energy requirements while complying with climate-related regulations and expectations and other energy transition policy changes;
•The physical impacts of changing climate conditions on our operations, workforce, communities, biodiversity and ecosystems, supply chains and customers;
•Scrutiny, action and evolving expectations from stakeholders and other third parties with respect to our sustainability-related practices, performance, commitments and disclosures; and
•Failure or perceived failure to manage relationships with the communities and/or Indigenous Peoples where we operate or that are near our operations.

Risks related to our common stock
•Impact of our holding company structure on our ability to service debt, declare dividends, or repurchase shares and debt; and
•Impact of anti-takeover provisions in our charter documents and under Delaware law.

Financial risks

Fluctuations in the market prices of the commodities we produce have caused and may continue to cause significant volatility in our financial performance and in the trading prices of our common stock. Extended material declines in the market prices of such commodities could adversely affect our financial condition and operating plans.

Our financial results are significantly influenced by and vary with fluctuations in the market prices of the commodities we produce, primarily copper and gold, and to a lesser extent molybdenum. Extended material declines in market prices of such commodities could have a material adverse effect on our financial results and the value of our assets, may depress the price of our common stock, and may have a material adverse effect on our ability to comply with financial and other covenants in our debt agreements, service our debt and meet our other obligations. For further discussion regarding recent macroeconomic and geopolitical factors, see the risk factor below regarding the price and availability of consumables and components we purchase and constraints on supply and logistics, and transportation services.

There has been a history of significant volatility in the commodities markets, including the copper market. Fluctuations in commodities prices are caused by varied and complex factors beyond our control, including global supply and demand impacted by industry production and inventory levels; global economic and political conditions (such as election results, level of economic growth, or recession and political or geopolitical tensions and conflicts); national and international regulatory, trade and/or tax policies, including tariffs and other controls or restrictions on imports and exports; commodities investment activity and speculation; interest rates; current inflation rates and expectations regarding future inflation rates; the strength of the U.S. dollar compared to foreign currencies; the price and availability of substitute products; and changes in technology. Volatility in global economic growth, particularly in developing economies, has the potential to affect adversely future demand and prices for commodities. Geopolitical uncertainty and protectionism can inhibit international trade and negatively impact business confidence, which creates the risk of constraints on our ability to deal in certain markets and has the potential to increase price volatility. For further discussion regarding the historical fluctuations of the prices of copper, gold and molybdenum, refer to “Markets” in MD&A.

In addition to the factors discussed above, copper prices may be affected by demand from China, which is currently the largest consumer of refined copper in the world, including as a result of geopolitical uncertainty and tension between the U.S. and China as well as uncertainties about China’s economy. Copper demand and prices also may be affected by industry production, substitution and thrifting. The adoption and expansion of trade restrictions, or other governmental action related to tariffs and other controls on imports and exports or trade agreements or policies are difficult to predict and could adversely affect copper prices, demand for our products, our costs, our customers, our suppliers and the global economy, which in turn could have a material adverse effect on our business, results of operations or financial condition. For further discussion, refer to “Markets” and “U.S. Tariffs” in MD&A. We believe long-term fundamentals for copper are favorable with growing demand supported by copper’s critical role in the global transition to renewable power, electric vehicles and other carbon-reduction initiatives, continued urbanization in developing countries, data centers and artificial intelligence (AI) developments and growing connectivity globally; however if these markets, industries and transitions do not develop as we expect, or develop more slowly than we expect, future demand and prices for copper may be negatively affected, impacting our business. Copper demand and prices also may be affected by inadequate investment in and limited production from existing copper mining operations (including due to limited or suspended operations), and copper demand globally, including the U.S., Europe and Asian countries other than China.

Additional factors affecting gold prices may include purchases and sales of gold by governments and central banks, demand from China and India (two of the world’s largest consumers of gold), and global demand for jewelry containing gold.

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

Consumables and components for key machines and equipment we purchase are subject to price volatility caused by global economic factors that are beyond our control, including, but not limited to, supply chain disruptions, labor shortages, wage pressures, inflation and economic slowdown or recession, as well as fuel and energy costs (for example, the price of diesel), the impact of interruption by fire, energy supply shortages, industrial accidents, hostile acts, cybersecurity attacks, natural disasters or extreme weather events, major public health crises, geopolitical tensions or conflicts (including trade policies such as tariffs and other controls on exports and imports), and foreign currency exchange rate fluctuations.

Prices of consumables used in our operations (such as natural gas, diesel, coal, other sources of energy, ammonium nitrate, chemical reagents, including sulfuric acid, and steel-related products), certain components, equipment, parts and other operating supplies and services can fluctuate in price, impacting the costs of production at our operations and the costs of development projects. We have experienced price volatility for certain consumables, which has impacted our operating results, and we may experience volatility in the price and availability of other consumables in the future. Significant volatility or further increases could have a material adverse effect on our results of operations and could result in material changes to our operating plans or development projects.

Ensuring continuity of supply of such consumables to our operations is critical to our business. We also rely on the availability of components from suppliers for key machines and equipment, which may be impacted by competition demands as well as the availability of input materials in the creation of such equipment. A supplier’s failure to supply consumables or components in a timely or cost-effective manner or to meet our specifications, or our inability to obtain alternative sources on a timely basis or on terms acceptable to us, could adversely affect our operations. Delays and logistical constraints may occur as a result of weather-related impacts, geopolitical tensions or conflicts (including trade policies such as tariffs and other controls on exports and imports), or violence, civil and religious strife, and activism at or near our operations or those of our suppliers, as described in the related risk factor below.

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

At December 31, 2025, our total consolidated debt was $9.4 billion, with $1.3 billion coming due in 2027 (see Note 6) and our total consolidated cash and cash equivalents was $3.8 billion. We also have various other financial commitments, including reclamation and environmental obligations, take-or-pay contracts and leases. Although we have been successful in servicing debt in the past, refinancing our bank facilities and issuing new debt securities in capital markets transactions at the parent and subsidiary levels, there can be no assurance that we can continue to do so, including on favorable terms. In addition, we may incur additional debt in future periods or reduce our holdings of cash and cash equivalents in connection with funding existing operations, capital expenditures, dividends, share or debt repurchases, or in pursuing other business opportunities. For further discussion, see the risk factors below relating to mine closure and reclamation regulations and the scrutiny and evolving expectations from stakeholders and other third parties, including creditors, with respect to our sustainability-related practices, performance and disclosures.

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

As of January 31, 2026, our senior unsecured debt was rated “Baa2” with a stable outlook by Moody’s Investors Service, “BBB” with a stable outlook by Fitch Ratings, and “BBB-” with a stable outlook by Standard & Poor’s. If we are unable to maintain our indebtedness and financial ratios at levels acceptable to these credit rating agencies, or should our business prospects deteriorate, our current credit ratings could be downgraded, which could adversely affect the value of our outstanding securities and existing debt, our ability to obtain new financing on favorable terms and could increase our borrowing costs.

Changes in or the failure to comply with the requirements of mine closure and reclamation regulations could have a material adverse effect on our business.

We are required by U.S. federal and state laws and regulations to provide financial assurance sufficient to allow a third party to implement approved closure and reclamation plans for our mining properties if we are unable to do so. As of December 31, 2025, our financial assurance obligations totaled $2.2 billion for closure and reclamation costs of U.S. mining sites. We are also subject to financial assurance requirements in connection with our remaining oil and gas properties and certain of our previously sold oil and gas properties under both state and federal laws. Refer to Note 10 for further discussion regarding our financial assurance obligations and Items 1. and 2. “Business and Properties” for a discussion of certain of such U.S. federal and state laws and regulations applicable to us. Approximately half of our financial assurance obligations are satisfied by guarantees by us and certain of our subsidiaries. Our ability to continue to provide guarantees depends on state and other regulatory requirements, our financial performance and our financial condition. Other forms of assurance, such as letters of credit and surety bonds, are costly to provide and, depending on our financial condition and market conditions, may be difficult or impossible to obtain. Failure to provide or maintain the required financial assurance could result in the closure of the affected properties.

Plans and provisions for mine closure, reclamation and remediation and oil and gas properties plugging and abandonment obligations may change over time as a result of changes in stakeholder and other third-party expectations, legislation, standards, and technical understanding and techniques, which may cause our actual costs of closure, reclamation and remediation and plugging and abandonment obligations to be higher than estimated for asset retirement obligations (AROs) and environmental obligations and could materially affect our financial position or results of operations. For example, our implementation of the Global Industry Standard for Tailings Management (the Tailings Standard) (refer to Items 1. and 2. “Business and Properties” for further discussion) has required changes to our closure and reclamation plans or modifications to previously completed reclamation actions. In addition, changes in precipitation patterns and other physical conditions could result in changes in our closure and reclamation plans to address such conditions, as well as associated financial assurance obligations, and may materially increase the actual costs associated with implementing such plans at any or all of our active or inactive mine sites or smelter sites. Refer to Notes 1 and 10 for further discussion of our environmental obligations and AROs.

Unanticipated legal proceedings or negative developments in pending legal proceedings or other contingencies could have a material adverse effect on our financial condition.

We are, and may in the future become, involved in various legal proceedings and subject to other contingencies that have arisen or may arise in the ordinary course of our business or are associated with environmental matters, including those described in Note 10, Items 1. and 2. “Business and Properties” and in Item 3. “Legal Proceedings.” For example, we are currently subject to a securities class action and a shareholder derivative lawsuit following the September 2025 mud rush incident. We are also involved periodically in other reviews, inquiries, investigations and proceedings initiated by or involving government agencies, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. For example, we have been cooperating with and responding to a subpoena from the U.S. Securities and Exchange Commission (SEC) and an information request from the U.S. Department of Justice (DOJ) related to our public disclosures about the engineering design and construction of PTFI’s smelter in Indonesia, which is also the subject matter in a separate whistleblower complaint from a former contractor that we are defending before the U.S. Department of Labor. We cannot predict the outcome of these investigations, and the outcome of any legal proceeding is inherently uncertain and adverse developments or outcomes could result in significant monetary damages, penalties, other sanctions or injunctive relief against us, limitations on our property rights, or regulatory interpretations that increase our operating costs, some of which may not be covered by insurance. Further, to the extent that societal pressures or political or other factors are involved, it is possible that liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. Management does not believe, based on currently available information, that the outcome of any individual legal proceeding currently pending will have a material adverse effect on our financial condition, although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

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

Changes in and interpretations of tax laws and regulations could have a material adverse effect on our financial condition.

As a global business, we are subject to income, royalty, transaction and other taxes in the U.S. and various foreign jurisdictions. Uncertainties exist with respect to our tax liabilities, including those arising from changes in laws and regulations and interpretations of such laws and regulations in the jurisdictions in which we do business. Further, we have significant net operating losses (NOLs) in the U.S. generated in prior years, which we believe are available to offset future regular taxable income. However, changes in tax laws and regulations or interpretations of such laws and regulations may result in new limitations on our ability to benefit from our significant U.S. NOLs. We also are subject to regular review and audit by both domestic and foreign tax authorities. Although we believe our tax estimates are reasonable, including with respect to our use of NOLs, the ultimate tax outcome may differ from the tax amounts recorded in our financial statements and may materially affect our income tax provision, net income, or cash flows in the period or periods for which such determination and settlement occurs.

The provisions of the U.S. Inflation Reduction Act of 2022 (the Act), which became applicable to us on January 1, 2023, include, among other provisions, a new Corporate Alternative Minimum Tax (CAMT) of 15% on the adjusted financial statement income of certain corporations. As discussed in Note 9, based on current guidance, we have determined that the provisions of the Act did not impact our financial results for the three years ended December 31, 2025, but the proposed and interim guidance released by the Internal Revenue Service relating to the calculation of the CAMT is not final and is subject to change.

Additionally, on July 4, 2025, the President signed into law H.R.1 (also referred to as the One Big Beautiful Bill Act), which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain provisions of the Tax Cuts & Jobs Act of 2017. H.R.1 did not have a material impact on our consolidated financial results for the year 2025. The aggregate impact of H.R.1, including how it will be interpreted and applied to us, remains uncertain.

In December 2021, the Organisation for Economic Co-operation and Development (OECD) published a framework for Pillar Two of the Global Anti-Base Erosion Rules, which was designed to coordinate participating jurisdictions in updating the international tax system to ensure that large multinational companies pay a 15% minimum level of income tax. In January 2026, the OECD published additional guidance on the framework, including safe harbor provisions that would minimize or eliminate application of the 15% global minimum income tax on domestic operations of U.S.-parent multinational companies. Recommendations from the OECD regarding the 15% global minimum income tax, the safe harbor provisions and other changes are being considered and/or implemented in jurisdictions where we operate. The adoption and effective dates for such tax changes may vary by jurisdiction, could increase tax complexity and uncertainty, and may adversely affect our provision for income taxes. At current metals market prices, we do not expect enactment of the recommended framework in jurisdictions where we operate to materially impact our financial results for 2026. However, additional changes to these tax laws and regulations, including as a result of new guidance and interpretations, may occur and such changes could adversely affect our tax liability.

International risks

Our operations are subject to evolving geopolitical, economic, regulatory and social risks.

We are a U.S.-based metals company with substantial assets located outside of the U.S. Risks of conducting business in the countries where we operate or do business can include:
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
•Geopolitical tensions, conflicts and events, social and economic instability, bribery, extortion, corruption, civil unrest, blockades, acts of war or other military conflicts, guerrilla activities, insurrection and terrorism, certain of which may result in, among other things, an inability to access our property or transport our commodities;
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

Accordingly, our activities in and outside of the U.S. may be substantially affected by many external factors beyond our control, any of which could have a material adverse effect on our cash flows, results of operations, financial condition and trading price of our common stock.

We are required to comply with a wide range of laws and regulations in the countries where we operate or do business. For example, our international operations must comply with the U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-corruption and anti-bribery laws of the other jurisdictions in which we operate. We are investigating whether activities of PT Smelting may have violated aspects of the FCPA or other laws, including laws of non-U.S. jurisdictions. PT Smelting is an Indonesian joint venture between PTFI and Mitsubishi Materials Corporation (MMC), and an affiliate of MMC serves as operator of PT Smelting (see Note 2). As previously reported, we voluntarily notified the SEC and DOJ that we engaged outside counsel to conduct the investigation of PT Smelting’s activities. Any determination that operations or activities are not in compliance with existing laws, including the FCPA, could result in the imposition of fines, penalties and equitable remedies. We cannot currently predict the outcome of our investigation.

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

In addition, our insurance does not cover most losses caused by the risks described above. For example, we do not maintain political risk insurance.

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

Maintaining a good working relationship with the Indonesia government, PT Mineral Industri Indonesia (MIND ID), an Indonesia state-owned enterprise and shareholder in PTFI, and the local population, is important because of the significance of our Indonesia operations to our business, and because our operations there are among Indonesia’s most significant business enterprises. Partially because of the Grasberg minerals district’s significance to Indonesia’s economy (including the downstream operations), the environmentally sensitive area where it is located, and the number of local people employed, our Indonesia operations have been the subject of political debates and criticism in the Indonesia press and have been the target of protests and occasional violence. Improper management of our working relationship with the Indonesia government, MIND ID or the local population could lead to a disruption of operations and/or impact our reputation in Indonesia and in the region where we operate, which could adversely affect our business.

The mining industry is subject to extensive regulation within Indonesia, and there have been major developments in laws and regulations applicable to mining concession holders, some of which have conflicted with PTFI’s contractual rights and may conflict with PTFI’s contractual rights in the future. For example, in 2009, the Indonesia government enacted a mining law that sought to modify PTFI’s former contract of work, certain provisions of which were not required under or conflicted with PTFI’s former contract of work. In December 2018, PTFI was granted an IUPK to replace its former contract of work, enabling PTFI to conduct operations in the Grasberg minerals district through 2041, subject to certain requirements. Refer to Note 11 for a summary of the IUPK’s key fiscal terms and requirement to develop additional smelting and refining capacity. Pursuant to regulations issued during 2024, PTFI is eligible to apply for an extension of its mining rights beyond 2041, provided certain conditions are met. Refer to Note 10 for a summary of such conditions and the risk factor below relating to potential extension.

Since 2019, the Indonesia government has enacted various laws and regulations related to downstream processing of various products. Refer to “Operations – Indonesia” in MD&A and Notes 10 and 11 for a discussion of Indonesia regulatory matters, including those related to export licenses, export duties, export proceeds, smelter assurance bonds and PTFI’s new smelter and precious metals refinery (PMR) (collectively, PTFI’s downstream processing facilities) in Eastern Java, Indonesia.

With the completion of its downstream processing facilities, PTFI is a fully integrated producer of refined copper and gold. Following the September 2025 mud rush incident, smelting operations in Indonesia at both PTFI’s smelter and PT Smelting were temporarily suspended during fourth-quarter 2025 as a result of limited copper concentrate availability. PT Smelting restarted operations in late December 2025 and is expected to operate at reduced rates pending the anticipated second-quarter 2026 restart of mining at the Grasberg Block Cave underground mine. Shipments to PTFI’s smelter are expected to recommence in the second half of 2026, pending the successful ramp up of mining operations. We expect higher variability between PTFI’s production and sales until its downstream processing facilities achieve normalized operating rates.

Following the expiration of its export license on September 16, 2025, PTFI expects all of its concentrate to be processed by its downstream processing facilities and does not have export licenses for copper concentrate or anode slimes. As such, if the downstream processing facilities are not operational when copper concentrate is available, PTFI could be required to reduce production levels or be subject to increased costs, which could adversely impact our revenues and operations.

Political considerations and administrative changes resulting from elections, including Indonesia’s most recent national legislative and presidential elections held in 2024 and future elections, could affect, among other things, national and local policies pertaining to foreign investment, permitting and export restrictions, which could adversely affect our Indonesia operations.

In 2023, the Indonesia government issued a regulation that required 30% of PTFI’s gross export proceeds to be temporarily deposited into Indonesia banks for a period of 90 days before withdrawal. Effective March 1, 2025, the Indonesia government implemented a new regulation (March 2025 Regulation) for export proceeds that requires 100% of PTFI’s export proceeds to be deposited into Indonesia banks for 12 months. The March 2025 Regulation allows the use of funds for ongoing business requirements, including dividends to shareholders, payment of taxes and other obligations to the Indonesia government, payment for materials or capital expenditures that are not available domestically and repayment of loans. The Indonesia government is considering additional changes to the March 2025 Regulation; however, the details of the modifications have not been finalized.

Refer to Note 10 for further discussion of the March 2025 Regulation.

There can be no assurance that future regulatory changes affecting the mining industry in Indonesia will not be introduced or unexpectedly repealed, or that new interpretations of existing laws and regulations will not be issued, any of which may conflict with PTFI’s contractual rights, which could adversely affect our business, financial condition and results of operations.

PTFI will not mine all of the mineral reserves in the Grasberg minerals district before the initial term of its IUPK expires in 2031. PTFI’s IUPK may not be extended through 2041 if it fails to abide by its terms and conditions and applicable laws and regulations.

Under the terms of its IUPK, PTFI has been granted mining rights through 2031, with rights to extend its mining rights through 2041, subject to certain terms and conditions. Refer to Note 11 for a summary of the IUPK’s key fiscal terms.

Our proven and probable mineral reserves in Indonesia reflect estimates of minerals that can be recovered through the end of 2041, and PTFI’s current long-term mine plan and planned operations are based on the assumption that PTFI will abide by the terms and conditions of the IUPK and will be granted the 10-year extension from 2031 through 2041. As a result, PTFI will not mine all of these mineral reserves during the initial term of the IUPK. Prior to the end of 2031, we expect to mine 34% of aggregate proven and probable recoverable mineral reserves at December 31, 2025, representing 38% of FCX’s net equity share of recoverable copper reserves in Indonesia and 36% of FCX’s net equity share of recoverable gold reserves in Indonesia.

If PTFI does not fulfill its defined fiscal and other obligations to the Indonesia government as set forth in the IUPK, the IUPK may not be extended from 2031 through 2041, and PTFI would be unable to mine all of its proven and probable mineral reserves in the Grasberg minerals district, which could adversely affect our business, results of operations and financial position.

With the completion of PTFI’s downstream processing facilities during 2025, FCX and PTFI have advanced discussions with the Indonesia government for a long-term extension of PTFI’s operating rights beyond the current expiration in 2041. PTFI is preparing its application for a long-term extension expected to cover the life of the resource, which is expected to be submitted during 2026. In connection with the extension, PTFI would pursue additional exploration, conduct studies for future additional development and expand its social programs. FCX expects to maintain its ownership interest in PTFI of approximately 49% through 2041 and hold approximately 37% beginning in 2042, following the transfer of an additional interest in PTFI to an Indonesia state-owned enterprise. FCX expects the existing governance agreements would continue over the life of the resource. We cannot guarantee that PTFI will receive an extension of mining rights beyond 2041 or that such extension will be on the terms expected.

Operational risks

The mud removal and other remediation activities, and the phased restart and ramp-up of the Grasberg Block Cave underground mine following the September 2025 mud rush incident may not be achieved as planned which could adversely impact our results of operations and financial condition.

On September 8, 2025, PTFI experienced an unprecedented mud rush incident, during which approximately 800,000 metric tons of wet material entered the Grasberg Block Cave underground mine from the former Grasberg open pit and traveled rapidly to multiple levels of the mine, including a service level where seven team members were later found deceased.

Mining operations were temporarily suspended to prioritize the recovery of the seven team members fatally injured during the incident and to conduct investigations. Following the September 2025 mud rush incident, PTFI has been engaged in activities to address the incident and advance preparation for a safe and sustainable restart of operations. In late October 2025, PTFI restarted operations at the unaffected Deep Mill Level Zone (DMLZ) and Big Gossan underground mines. Investigations and remedial plans were completed in fourth-quarter 2025 and a phased restart and ramp-up of the Grasberg Block Cave underground mine is anticipated to begin in second-quarter 2026. The incident impacted our results for the second half of 2025, and we expect the incident to have a significant impact on our 2026 operating and financial results.

We plan to implement enhanced operating procedures to address the conditions that led to the incident and use information from this unprecedented incident to further enhance risk management processes, including ongoing management and stabilization of conditions in the open pit. Material changes to our operating plans could affect our mineral reserves. In addition, there can be no assurance that other unforeseeable incidents will not occur in the future.

Mud removal is in process and other steps necessary for restart and ramp-up of operations, including implementation of enhanced operating procedures to address the conditions that led to the incident, development of updated cave management plans and draw protocols, and design, construction, repair and replacement of damaged infrastructure and equipment, are expected to begin in the near term. The timing of the phased restart and ramp-up of certain areas of the Grasberg Block Cave underground mine could be impacted by any delay in the removal and remediation activities. Further, new or additional operational challenges could arise as we progress mud removal and other remediation activities and the phased restart and ramp-up of the Grasberg Block Cave underground mine.

Refer to MD&A and Note 10 for discussion of asset impairment charges recorded as a result of damage assessments and evaluation of the affected infrastructure. We do not believe there has been a broader impairment of PTFI’s long-lived mining assets based on PTFI’s reserve life, favorable market outlook for metal prices and the expected resumption of operations at the Grasberg Block Cave underground mine; however, changes to our estimates of recoverable proven and probable mineral reserves or declines in the prices of commodities PTFI sells could have an impact on the future recoverability assessments of PTFI’s long-lived mining assets.

PTFI has recorded charges and expects to incur additional costs related to the incident in the future. Any future costs, liabilities, fines, penalties and financial impacts resulting from the incident and any related investigations or claims may exceed our current expectations and any insurance recoveries. PTFI has submitted a claim to seek recovery of damages under its property and business interruption insurance policies. PTFI’s ability to recover damages under its insurance coverage with respect to the incident is subject to certain conditions, and the scope of insured losses and timing of recovery is undetermined. In addition, there can be no assurance that such insurance will continue to be available at economically feasible premiums for certain related risks. To the extent insurance proceeds are delayed or disputed, we may be required to fund repairs and related costs from available cash flows or borrowings. Further, government agencies may impose changes to applicable laws, regulations or environmental requirements or new standards as a result of the incident. In addition, we may experience adverse indirect effects on our business, including negative publicity, damage to our reputation, increased scrutiny by regulators and investors, and reduced confidence from our workforce, local communities, customers and other stakeholders.

As a result of the incident and impact on operations, PTFI notified certain commercial counterparties of a force majeure under its contracts, which may negatively impact PTFI’s relationships with such counterparties. Although the declaration of force majeure for certain PTFI contracts has not materially impacted PTFI’s contractual obligations to date, such obligations could be negatively impacted by the incident or any similar future incidents.

Any of the above could adversely affect our cash flows, access to capital, development projects, capital expenditures, results of operations and financial condition.

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

We are facing continued geotechnical challenges because of the older age of some of our mines and a trend toward mining deeper pits and more complex deposits. There can be no assurance that unanticipated geotechnical and hydrological conditions may not occur, nor whether these conditions may lead to events such as landslides and pit wall failures, or that such events will be detected in advance. Geotechnical instabilities can be difficult to predict and are often affected by risks and hazards outside of our control, such as seismic activity or extreme weather, which have in the past and may in the future lead to floods, mudslides, pit-wall instability and possibly even slippage of material, which has and may in the future require suspension of operations and impact operating results.

We also experience mining induced seismic activity, including landslides, from time to time in the Grasberg minerals district in addition to extreme weather. The mine site is in an active seismic area and has experienced earth tremors from time to time. In addition to the usual risks encountered in the mining industry, our Indonesia mining operations involve additional risks given their location in steep mountainous terrain in a remote area of Indonesia. These conditions have required us to overcome special engineering difficulties and develop extensive infrastructure facilities. The area also receives extreme rainfall, which has led to periodic floods and mudslides. We cannot predict whether weather-related or seismic events will occur in the future or the extent to which any such event would affect our operations.

Underground mining operations have unique risks that can be particularly dangerous, such as those associated with supporting the underground openings, a cave not propagating as anticipated, unplanned ground movement occurring from changes in stresses released in the surrounding rock, excessive water ingress and the presence of fine materials may also give rise to unplanned releases of material of varying properties and of water through drawbells or other openings. In September 2025, an unprecedented and unforeseeable mud rush incident occurred at the Grasberg Block Cave underground mine, which resulted in seven fatalities. Refer to the risk factor above and MD&A for further discussion of the September 2025 mud rush incident. In May 2013, the rock structure above the ceiling of an underground training facility at the Big Gossan in the Grasberg minerals district collapsed, which resulted in 28 fatalities and 10 injuries. While we have implemented and will continue to implement preventative measures and enhanced operating procedures, we cannot guarantee that any incidents will not occur in the future.

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

In addition, we could also be subject to additional operational risks at our smelters and refineries, including those specific to PTFI. Any delay, suspension, loss of access, shutdown of affected facilities or limited availability and capacity related to these smelting and refinery facilities, including equipment or mechanical failures, fires, explosions, unanticipated or extended shutdowns, inability to sell certain by-products, lack of capacity to store certain by-products, extreme weather or natural disasters, social or political unrest or any major public health crisis, any of which may not be recognized as a force majeure event, may significantly impact our ability to export and sell our products, particularly in Indonesia even if alternative refineries or smelters outside of Indonesia are available, and could adversely impact our costs, revenues and results of operations or require us to revise our operating plans, including curtailing or modifying our mining and milling operations. As discussed above and in Note 10, smelting operations in Indonesia were temporarily suspended during fourth-quarter 2025 as a result of limited copper concentrate availability following the September 2025 mud rush incident.

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

We maintain large stockpiles and tailings impoundments. Our leaching innovation initiatives include measures that are intended to enhance solution flow through our leach stockpiles, which may increase risks for solution spills or physical instability of such stockpiles. Tailings impoundments include large embankments that must be engineered, constructed and monitored to ensure structural stability and avoid structural collapse. Our tailings impoundments in arid areas must have effective programs to suppress fugitive dust emissions to meet regulatory requirements, which vary depending on location, and to limit potential impacts of dust emissions from our operations on surrounding communities and the environment. Additionally, we must effectively monitor, prevent and treat acid rock drainage at all of our operations. In Indonesia, we use a controlled riverine tailings management system, which presents other risks discussed in more detail in the risk factor below relating to the environmental challenges at our Indonesia mining operations.

As of December 31, 2025, we operated 15 active tailings storage facilities (13 in the U.S. and 2 in Peru), of which 10 have an upstream design and 5 have a centerline design. Additionally, we have one centerline tailing storage facility in development. We also manage 9 tailings storage facilities in the U.S. that are inactive or closed (8 with an upstream design, and 1 with a centerline design) and another 45 that are deemed “safely closed” according to the definition in the Tailings Standard. In 2025, we produced approximately 326 million metric tons of tailings globally. The failure of tailings storage facilities, other embankments or stockpiles at any of our mining operations could cause severe, and in some cases catastrophic, property and environmental damage and loss of life, as well as adverse effects on our business and reputation. Some of our tailings storage facilities are located in areas where a failure has the potential to impact individual dwellings, and at least one of our impoundments is in an area where a failure has the potential to impact nearby communities or mining infrastructure. There can be no assurance that a severe or catastrophic failure of any of our facilities will not occur in the future. For further discussion regarding the company’s tailings management and stewardship program, including our implementation of the requirements of the Tailings Standard, refer to Items 1. and 2. “Business and Properties.”

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

Mining operations on the scale of our Indonesia operations involve significant environmental risks and challenges. Given the unique site-specific topographical, hydrological and geotechnical conditions of the project area, a major challenge is to dispose of the large volume of tailings we produce. In 2025, PTFI produced approximately 48 million metric tons of tailings. Our tailings management plan, which has been approved by the Indonesia government, uses an unnavigable part of a river in the highlands to transport the tailings and natural sediments from the mill in the highlands to an engineered tailings management area in the lowlands. Levees have been constructed along both sides of the lowlands tailings management area to act as containment structures to laterally contain the depositional footprint of the tailings and natural sediment within the approved tailings management area.

Another major environmental challenge at PTFI is managing overburden stockpiles and other waste rock and conditions in the open pit. Overburden is rock that was previously moved aside in the Grasberg open pit mining process to reach the ore. In the presence of air, water and naturally occurring bacteria, some of this material can generate acid rock drainage (acidic water containing dissolved metals) that, if not properly managed, can adversely affect the environment or be costly to manage. There is no guarantee our actions to prevent and manage the quality of any discharge of impacted water will be successful. PTFI may modify its re-sloping, erosion control and water management plans in the future, which could lead to material increases in costs.

In addition, in the past, certain Grasberg overburden stockpiles experienced erosion over time that caused mineralized overburden material to enter into the lowlands tailings management area. This erosion affected the volume as well as the physical and chemical characteristics of the sediment material deposited in the lowlands tailings management area, which, if not properly managed, could result in environmental impacts. The underlying overburden erosion and run-off are being managed and controlled through an extensive re-sloping and water management project which is ongoing, and PTFI has not experienced similar erosion issues since 2018.

PTFI maintains a tailings deposition management plan and environmental monitoring program which consider the presence of this potentially acid-forming overburden in the lowlands tailings management area. PTFI has expanded the scope of its environmental monitoring program which assesses potential environmental and human health impacts from overburden and tailings. As part of the expanded scope, in 2022 and 2023, PTFI assisted the Mimika local health authority (LHA) with broad-based community health surveys, which provided further data on an extensive range of community health issues. There were no impacts attributable to PTFI’s operations (inclusive of tailings and overburden) that were determined to be a priority focus of the LHA following the results of these assessments. During 2025, PTFI continued its routine assessments of surface waters, groundwaters, sediments and soils, dust and terrestrial and aquatic tissues.

In the past, the Indonesia government, stakeholders and other third parties have raised questions with respect to PTFI’s tailings management systems and plans. We continue to revisit studies for alternative tailings management options. Our Indonesia mining operations are remotely located in steep mountainous terrain and in an active seismic area, which also experiences extreme weather events. Independent environmental management expert audits have reaffirmed conclusions from previous studies that PTFI’s controlled riverine tailings management system represents the best alternative for tailings management given the volume of tailings produced and the site-specific conditions of the area.

Overtopping or failure of any of the PTFI tailings containment structures (levees or protection structures) induced by extreme weather events such as floods, a major seismic event or naturally occurring weak ground under the structures, are potential risks. The potential impacts from any such occurrence could vary significantly depending upon the specific location of the failure. Unanticipated structural failure of these structures in certain areas in the future could result in flooding of the nearby communities and related loss of lives and/or severe personal, property and environmental damages. Under certain conditions, a failure may necessitate evacuation or relocation of communities or other emergency action, financial assistance to the communities impacted, and remediation costs to repair and compensate for the social, cultural and economic impacts associated with such failure.

In addition, in the southern (estuary) portion of the approved tailings management area, modeling of sediment transport scenarios indicates that tailings have the potential to be deposited outside of the approved lateral levees in adjacent mangroves. PTFI has proposed additional extensions to the existing levees to the Indonesia regulators and is further evaluating the potential benefits and impacts. Indonesia regulators have further proposed a different strategy involving efforts to increase sediment retention through various methods as well as increase beneficial use of tailings. If the additional retention efforts are not successful, or if the permitting for these proposed protection structures is not reconsidered, any such depositional impacts outside of our existing approved footprint could impact the environment and communities. Refer to Items 1. and 2. “Business and Properties” for further discussion of our environmental obligations in Indonesia.

Managing these environmental challenges at our Indonesia operations could result in reputational harm, social unrest and increased costs that could be significant.

There can be no assurance that future changes in environmental laws or regulations affecting the mining industry in Indonesia will not be introduced or unexpectedly altered or repealed, or that new interpretations of existing Indonesia environmental laws and regulations will not be issued, which could have a significant impact on PTFI.

Violence, civil and religious strife, and activism could result in loss of life and disrupt our operations.

Indonesia.

Indonesia has long faced separatist movements and civil and religious strife in a number of provinces. Several separatist groups have sought increased political independence for the western half of the island of New Guinea, which includes the province of Central Papua, where our Grasberg minerals district is located. In Central Papua, there have been attacks on civilians by separatists and conflicts between separatists and the Indonesia military and police. In addition, illegal miners have clashed with police who have attempted to move them away from our facilities. Social, economic and political instability in Central Papua could materially adversely affect us if it results in damage to our property or interruption of our Indonesia operations.

Shootings and other violent incidents have occurred within the PTFI project area and support areas, including along the road leading to our mining and milling operations, which in some instances have involved fatalities or injuries to our employees, contractors, government security personnel and civilians. The most recent incidents associated with the PTFI operations occurred in early 2026, and prior to that in 2021. In the most recent incident, a PTFI contractor was injured, along with two accompanying Indonesian military personnel, one of whom was fatally injured. In 2025, based on publicly available reports, we believe that there were more than 55 incidents of separatist violence, resulting in approximately 79 fatalities outside of the PTFI project area and support areas at the Grasberg minerals district unrelated to PTFI’s operations but within the province of Central Papua. Separatist security incidents, including shootings, attacks on civil infrastructure and arson, continue to occur in Central Papua and other areas near the PTFI project area. PTFI actively monitors security conditions and the occurrence of incidents both regionally and within the project and support areas.

The safety of our workforce is a critical concern, and PTFI continues to work with the Indonesia government to enhance security and address security-related issues within the PTFI project area and in support areas, as well as at PTFI’s downstream processing facilities. Although we have implemented measures and safeguards consistent with both international standards and our own internal standards relating to the use of force and respect for human rights, the implementation of these measures and safeguards does not guarantee that personnel, national police or other security forces will uphold these standards in every instance.

We are exposed to security risks relating to loss and theft of refined precious metals at the PMR. Any such loss or theft could lead to financial loss or a failure to satisfy our customer commitments, which could have an adverse impact on our reputation and business.

We cannot predict whether additional incidents will occur that could result in loss of life, or disruption or suspension of PTFI’s operations. If other disruptive incidents occur, they could adversely affect our results of operations and financial condition.

South America.

South America countries have historically experienced periods of economic growth, as well as recession, periods of high inflation and general socio-economic and political instability.

In Peru, political uncertainty has created instability in the regulatory environment. Beginning in December 2022 and continuing in 2023, heightened tensions, protests and social unrest emerged in Peru following a change in the country’s political leadership, which temporarily resulted in delays in the transport of supplies, products and people at our Cerro Verde mine. During first-quarter 2023, Cerro Verde also operated at reduced rates from time to time until it resumed normal operations in March 2023. Other mining operations in the region temporarily halted mining activities as a result of the civil unrest. While demonstrations and road blockages subsided in 2023, the political situation in Peru remains complex, with its president being impeached in October 2025. In addition, the potential for civil unrest, including in relation to mining operations, and disruption of commerce and supply chains continues. Other operations in the region have encountered significant issues with trespassers, illegal miners and civil demonstrations that impact their operations, expansion projects, logistical supply and product transport. Such protests have occasionally been accompanied by acts of violence and property damage and continue intermittently in the region.

In Chile, despite the overwhelming electoral approval of a proposal to rewrite the constitution in a 2020 referendum, the product of the constitutional assembly was rejected by a majority of voters in 2022 and 2023. The political environment remains polarized following the national legislative elections, including the presidential election, held in Chile during 2025.

We cannot predict whether similar or more significant incidents of civil unrest or political instability will occur in the future in Peru or Chile. Although such civil unrest has not significantly impacted our results, similar events in the future could cause our South America operations to be materially impacted, in which case, we may not be able to meet our production and sales targets.

U.S.

The occurrence of one or more unexpected events in the U.S., including civil unrest, domestic or foreign terrorism, and other acts of violence, could adversely affect our U.S. operations and financial performance.

Our operations, including future expansions or developments, depend on the availability of secure water supplies.

Our operations require physical availability and secure legal rights to water, and the increasing pressure on water sources requires us to consider both current and future conditions in our approach. We aim to balance our operational water requirements with those of the local communities, environment and ecosystems. We recognize that access to clean, safe and reliable water supply is vital to the health and livelihood of our host communities. Most of our U.S. and South America operations are in areas where competition for water supplies is significant. Continuous production at our operations and any future expansions or developments are dependent on many factors, including our ability to maintain our water rights and claims, and the continuing physical availability of the water supplies. Current and long-term water risks include those that arise from our operations and events that we do not control (such as extreme weather).

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

Water for our Cerro Verde operation in Peru comes from renewable sources through a series of storage reservoirs on the Rio Chili watershed that collects water primarily from seasonal precipitation and from wastewater collected from the city of Arequipa and treated at a wastewater treatment plant constructed by us. As a result of certain weather patterns, water shortages at our Cerro Verde operation are possible, which could impact our operations.

Water for our El Abra operation in Chile currently comes from the continued pumping of groundwater from the Salar de Ascotán aquifer. The agreement to pump from this aquifer is subject to continued monitoring through 2029 of the aquifer water levels and select flora species to ensure that environmentally sensitive areas are not impacted by our pumping, which if impacted could cause reductions in pumping to restore water levels and could have an adverse effect on production from El Abra. Our permit for pumping of groundwater will expire in 2029, and we anticipate filing applications to request an extension of the use of water from the Salar de Ascotán during 2026. Any renewal or provisional extension may be challenging. We are evaluating water infrastructure alternatives to provide options to extend existing operations and support a future expansion, while continuing to monitor Chile’s regulatory and fiscal matters, as well as trends in capital costs for similar projects. There can be no assurance that we will be able to execute such water infrastructure plans or obtain a new permit or provisional extension, which could have an adverse impact on our operations. For further discussion, see the risk factor above relating to the geopolitical, economic and social risks associated with our operations.

Although our operations currently have access to sufficient water sources to support current operational demands, as discussed above, the availability of additional supplies for potential future expansions or development will require additional investments and will take time to develop, if available. While we are taking actions to acquire additional back-up water supplies for current and future mining operations, such supplies may not be available at acceptable cost, or at all. As such, the loss of a water right or currently available water supply could force us to curtail operations or force premature closures, and the inability to obtain future water supplies could prevent future expansions or developments, thereby increasing and/or accelerating costs or foregoing profitable operations.

We typically have sufficient water for our Indonesia operations, but at times and for reasons out of our control, we may have too much or not enough. The PTFI project area receives considerable rainfall that makes it susceptible to periodic floods and mudslides, the nature and magnitude of which cannot be predicted. Conversely, the area has experienced, and may in the future experience, certain extended periods without rainfall, which can impact water availability at the milling operations.

Our information and operational technology systems have been and in the future may be adversely affected by cybersecurity events, disruptions, damage, failure and risks associated with implementation and integration.

Our industry has become increasingly supported by and dependent on digital technologies. Our strategy of operating large, long-lived, geographically diverse assets has been increasingly dependent on our ability to become fully integrated and highly automated. Many of our business and operational processes utilize traditional and emerging technology systems, including AI, to conduct day-to-day operations, improve safety and efficiency, and lower costs.

As our dependence on information systems, including those of our third-party service providers and vendors, grows, we have become more vulnerable to an increasing threat of continually evolving cybersecurity risks. In recent years, cybersecurity events have increased in frequency and magnitude and the methods used to gain unauthorized access change frequently, making it increasingly difficult for us to prevent cybersecurity incidents or detect and remediate incidents in a timely and effective manner. Attacks have included and may include, but are not limited to, installation of malicious software, phishing, ransomware, social engineering tactics and credential attacks, insider threats, denial of service attacks, unauthorized access to data and other advanced and sophisticated cybersecurity breaches and threats, including those that increasingly target critical operational technologies and process control networks and those that are increasingly using AI and machine learning and quantum computing. Such attacks may be perpetrated by a variety of bad actors, some of which may reside in jurisdictions where law enforcement measures to address such attacks are ineffective.

We have experienced targeted and non-targeted cybersecurity events in the past and may experience events of a similar nature, with potentially greater exposure, in the future.

Cybersecurity threats could subject us to manipulation or improper use of our systems and networks, production downtimes, loss of sales, communication interruption or other disruptions and delays to our operations or to the transportation of products or infrastructure utilized by our operations, unauthorized release of proprietary, commercially sensitive, confidential or otherwise protected information, a misappropriation or loss of funds, the corruption of data, significant health and safety consequences, physical destruction of assets, environmental damage, loss or theft of intellectual property, fines, penalties, litigation, regulatory or governmental investigation, liability under or termination of our contracts with third parties, damage to our reputation or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, results of operations and financial condition, and which in addition could adversely impact the effectiveness of our internal control over financial reporting. We do not maintain cyber risk insurance, and the lack of insurance coverage could adversely affect our cash flows and overall profitability in the event of a cybersecurity incident that has a material adverse effect on our business.

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

Further, we increasingly depend on our information technology infrastructure for electronic communications among our operations, personnel, customers and suppliers around the world, including as a result of remote working and flexible working arrangements. These information technology systems, some of which are managed by third parties that we do not control, may be susceptible to damage, disruptions or shutdowns because of failures during the process of upgrading or replacing software, databases or components thereof, cutover activities in our restructuring and simplification initiatives, power outages, hardware failures, telecommunication failures, human errors, catastrophic events or other problems. Refer to Item 1C. “Cybersecurity” for further discussion on our cybersecurity governance, risk management and strategy.

Failure to successfully implement, advance or develop new technology systems and increased exposure to risks associated with the use of these systems may adversely affect our business.

Information and operational technology systems continue to evolve and, in order to remain competitive, we must implement, advance and develop new technologies in a timely, cost-effective and efficient manner. For example, we may develop and apply AI in decision support systems, material characterization, equipment reliability enhancement, mineral extraction optimization and remote/autonomous operation. We may also pursue strategic alliances, investments, partnerships or licensing arrangements with other companies in areas where we believe collaboration can produce technological and industry advancements, which involve special risks that may negatively impact us or our reputation. Such advancements may not achieve their intended objectives and may not perform as contemplated. We are continuing to incorporate new applications, technologies and data analytics into our leaching processes, and are pursuing opportunities to leverage new technologies and analytic tools in automation and operating practices. For further discussion regarding our leaching and technology innovation initiatives, see MD&A. Our failure to successfully implement, advance or develop new technologies, including our leaching and technology innovation initiatives, or meet our leaching targets may adversely affect our competitive position and results of operations. In addition, we utilize AI and other new technologies in our software, applications and technology platforms to enhance our capabilities in producing copper, improve business processes and respond to threats to our technology platforms. The use of AI may increase our exposure to cybersecurity risks and additional risks relating to the protection of data, including increased exposure of confidential or otherwise protected information to unauthorized recipients, which could result in liability under or termination of our contracts with third parties, misuse of our intellectual property or other unintended consequences, as discussed in more detail in the risk factor above.

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

Our business and results of operations could be adversely affected if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions or other restrictions, or if workplace entry and travel are restricted resulting in the delay of key personnel or external consultants accessing our sites. A major health crisis at any of our operating sites, and particularly at PTFI’s remote operating site, could disrupt or change our operating plans, which may have a material adverse effect on our business and results of operations.

Human capital risks

Labor disputes or labor unrest could disrupt our operations.

Our business is dependent on maintaining good relations with our workforce. A significant portion of our global employee population is covered by collective labor agreements with varying durations and expiration dates. Refer to Items 1. and 2. “Business and Properties” for further discussion regarding labor matters, and expiration dates of such agreements. As of December 31, 2025, approximately 28% of our global employee population was covered by collective labor agreements, and 11% of our global employee population was covered by agreements that are scheduled to expire during 2026 and continue to be negotiated.

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

We have in the past and could in the future experience labor disruptions such as work stoppages, work slowdowns, union organizing campaigns, strikes or lockouts that could adversely affect our operations. In December 2025, a group of employees who are members of one of the unions at our Cerro Verde operations, participated in a three-day strike action that was declared unfounded by the Peruvian Labor Ministry. Our Cerro Verde operations continued without significant disruption during the strike.

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

Our success is dependent on the contributions of our highly skilled and experienced workforce. Our business depends on our ability to recruit, retain, develop and advance a qualified workforce at all levels, including sufficient personnel to develop, implement and operate new technologies. Our ability to recruit qualified personnel is affected by the available pool of candidates with the training and skills necessary to fill the vacant positions, the impact on the labor supply because of general economic conditions and our ability to offer competitive compensation and benefit packages. We continued to face challenges in 2025 with a competitive and tight labor market, particularly with some technical trades in the U.S. If we fail to recruit, retain, develop and advance qualified personnel necessary for the efficient operation of our business globally or fail to maintain a safe environment, we could face labor challenges, which may result in, but not limited to, decreased profitability, decreases in productivity and efficiency, safety performance challenges, and the delay of current and potential development projects, any of which may have a material adverse effect on our performance. Refer to Items 1. and 2. “Business and Properties” for further discussion of our human capital management, including health and safety, and employee engagement, training and development.

Risks related to development projects and mineral reserves

Development projects are inherently risky and may require more capital and have lower economic returns than anticipated, and the development of our underground mines are also subject to other unique risks.

Mine development projects typically require a number of years and significant expenditures during the development phase before production is possible. There are many risks and uncertainties inherent in all development projects including, but not limited to, unexpected or difficult geological formations or conditions and environmental challenges, potential delays (including the ability and timeframe to obtain permits, or because of weather events, social or political unrest or any major public health crisis), cost overruns, availability of economic sources and reliable access to water, power and infrastructure, lower levels of production during ramp-up periods, shortages of materials or labor, construction defects, equipment breakdowns and injuries to persons and property, social acceptance and, in some cases, Indigenous and community consent for potential impacts, partner alignment and efficient and profitable operation of mature properties. Creating and maintaining an inventory of projects depends on many factors and although we devote significant time and resources to our project planning, approval and review processes, many of our development projects are highly complex and rely on factors that are outside of our control, which may cause the actual time and capital required to complete a development project and operating costs after completion to exceed our estimates, especially in periods of high inflation, or may result in changes or cancellations.

All of our copper and gold production in Indonesia comes from underground mining in the Grasberg minerals district. The development of our underground mines is subject to other unique risks including, but not limited to, underground fires or floods, ventilating harmful gases, fall-of-ground accidents, and seismic activity resulting from unexpected or difficult geological formations or conditions, which we experience from time to time in the Grasberg minerals district. While we anticipate taking all measures that we deem reasonable and prudent in connection with the development of our underground mines to safely manage production, there can be no assurance that these risks will not cause schedule delays, revised mine plans, injuries or death to persons, damage to property, or increased capital costs, any of which may have a material adverse impact on our cash flows, results of operations and financial condition. Refer to Items 1. and 2. “Business and Properties” and MD&A for further discussion of PTFI’s development of the Kucing Liar deposit in the Grasberg minerals district and our other development projects.

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

Certain laws and regulations may expose us to joint and several liability for environmental damages caused by our operations, or by previous owners or operators of properties we acquired or are currently operating or at sites where we previously sent materials for processing, recycling or disposal. As discussed in more detail in the risk factor below relating to costs incurred for remediating environmental conditions on our properties that are no longer in operation, we have substantial obligations for environmental remediation on properties previously owned or operated by Freeport Minerals Corporation (FMC) and certain of its affiliates. Noncompliance with these laws and regulations could result in material penalties or other liabilities. In addition, compliance with these laws may from time to time result in delays in or changes to our development or expansion plans. Compliance with these laws and regulations imposes substantial costs, which could increase over time because of evolving regulatory oversight, adoption of stringent environmental standards, and other factors.

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

Many other governmental bodies regulate other aspects of our operations, and our failure to comply with these legal requirements can result in substantial penalties. In addition, new laws, regulations, orders and directives, including executive orders, or changes to or new interpretations of existing laws and regulations by courts or regulatory authorities occur regularly, but are difficult to predict. Changes arising from shifts in political administrations or regimes are also difficult to predict. Any such variations could negatively impact the mining sector, including our business, substantially increase costs to achieve compliance or otherwise have a material adverse effect on our cash flows, results of operations and financial condition.

For further discussion regarding the various regulations affecting us, see Items 1. and 2. “Business and Properties.”

We incur significant costs for remediating environmental conditions on or related to properties in the U.S. that have not been operated in many years.

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

Companies like FMC are legally responsible for remediating hazardous substances released into the environment on or from properties owned or operated by them as well as properties where they arranged for disposal of such substances, irrespective of when the release into the environment occurred or who caused it. That liability is often asserted on a joint and several basis with other prior and subsequent owners, operators and arrangers, meaning that each owner or operator of the property is, and each arranger may be, held fully responsible for the remediation, although in many cases some or all of the other responsible parties no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of our acquisition of FMC, many of the subsidiary companies we now own are potentially responsible for a wide variety of environmental remediation projects throughout the U.S., and we expect to spend substantial sums annually for many years to address those remediation issues. We are also subject to claims where the release of hazardous substances is alleged to have resulted in injury, destruction or loss of natural resources.

At December 31, 2025, we had more than 80 active remediation projects in 23 U.S. states. In addition, FMC and certain affiliates and predecessor companies were parties to agreements relating to the transfer of businesses or properties that contained indemnification provisions relating to environmental matters, and from time to time these provisions become the source of claims against us.

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

We face complex and changing regulatory and stakeholder and other third-party expectations relating to our climate and energy transition plans, which may adversely affect our business. Further, we may not be able to timely or successfully transition from fossil fuel sources for our significant energy needs, which may result in reputational damage.

Our operations require significant energy, much of which is currently from fossil fuel sources and is obtained from third parties under long-term contracts. Energy represented 15% of our copper mine site operating costs in 2025, and based on currently available information and projected operations, is expected to approximate 17% in 2026. The principal sources of energy consumption at our mining operations are: diesel fuel, which powers mine trucks and other transportation equipment; purchased electricity, which powers core facilities and certain on-site metal processing operations; and coal and natural gas, which provide electricity at certain operations.

Existing, proposed and future governmental conventions, laws, rules, regulations, policies and standards as well as existing, proposed and future voluntary disclosure standards and frameworks (both in the U.S. and internationally), including those related to changing climate conditions, carbon taxes, carbon markets or greenhouse gas (GHG) emissions, may in the future add significantly to our operating costs, limit or modify our operations, impact the competitiveness of the commodities we produce, and require more resources to comply and remediate in response. For additional information refer to Items 1. and 2. “Business and Properties.”

In response to changing climate conditions and societal or stakeholder demands for action, we are advancing 2030 GHG emissions reduction targets and a 2050 net zero aspiration, each of which will result in additional costs to us, the totality of which we cannot currently estimate with accuracy. In addition, there can be no assurance that we will be able to achieve any current or future GHG emissions targets or aspirations or that such targets or aspirations will not be adjusted in the future.

While we strive to include more renewable power among the energy sources for our mining operations, as a commercial consumer of power, our ability to reduce our GHG emissions associated with our power consumption demand is largely dependent upon the mix of our suppliers and locally available renewable energy resources at our various sites, including our ability to successfully develop renewable energy projects and negotiate power purchase agreements. The transition to renewable and other energy sources could, among other things, increase our capital expenditures, and operating and energy costs, depending on the scope, magnitude and timing of increased regulation of fossil-fuel based energy production, including GHG emissions, as well as the availability of alternative energy sources.

In certain aspects of our operations, our ability to reduce our GHG emissions is directly dependent on the actions of third parties and technological solutions and innovation, and our ability to make significant, rapid changes in our GHG emissions in response to potential future regulations may be limited. For example, our diesel-fueled haul trucks are a significant contributor to GHG emissions at our U.S. and South America operations. We are evaluating options for transitioning to more energy efficient haul trucks, including electrification, but reduction of emissions from such haul trucks will depend upon the development and availability of commercially viable alternative-fueled mining equipment by our third-party suppliers. At our remote mining operations in Indonesia, PTFI owns and operates a coal-fired power plant and expects to advance plans to transition its existing energy source from coal to natural gas following a deferral of certain projects after the September 2025 mud rush incident. Our ability to transition to commercially viable alternative sources of energy across our operations globally will depend on, among other things, additional studies, technological considerations, or permit or other approvals. Even if we do implement new technologies, our stakeholders and other third parties may not be satisfied with our approach to reducing our GHG emissions. For further discussion, see the risk factor below relating to the scrutiny and evolving expectations from stakeholders and other third parties, including creditors, with respect to our sustainability-related practices, performance and disclosures.

The physical impacts of changing climate conditions may adversely affect our mining operations, workforce, communities, biodiversity and ecosystems, supply chains and customers, which may result in increased costs.

We recognize that our operations, workforce, communities, biodiversity and ecosystems, supply chains and customers may be exposed to changes in the frequency, intensity and/or duration of intense storms, drought, flooding (including from sea level rise at our coastal operations), wildfire and other extreme weather events and patterns (such as extreme heat). The physical impacts associated with changing climate conditions could amplify existing operational and environmental risks at our operating sites, such as water availability, tailings management, flooding and stormwater management, and infrastructure disruptions. Periodically, we have experienced disruptions to our remote mining operations in Indonesia as a result of flooding and debris flow from heavy rain and landslides.

The potential physical impacts of changing climate conditions vary by operation based on particular geographic circumstances. For example, at many of our mine sites, anticipated changes in local precipitation regimes could result in shorter-duration, higher-intensity storm events, and the potential for less precipitation overall. We could face increased operational costs associated with managing additional volumes of storm water during more intense future events, including supply disruption, delays, damage to or inaccessibility of our facilities and increased pricing of consumables and components we purchase. In addition, the potential for overall decreases in precipitation could affect the availability of water needed for our operations, leading to increased operating costs, or in extreme cases, disruptions to our mining operations. For further discussion regarding risks relating to availability of water and operational risks inherent in mining, see related risk factors above.

Scrutiny, action and evolving expectations from stakeholders and other third parties with respect to our sustainability-related practices, performance, commitments and disclosures may impact our reputation, increase our costs and impact our access to capital or business strategy.

Stakeholder and other third-party scrutiny related to our sustainability-related practices, commitments, performance and disclosures continues to evolve. While we have adopted various sustainability-related policies and programs, it is possible that stakeholders and other third parties might not be satisfied or even disagree with our practices, goals, initiatives, commitments, performance and/or disclosures, or the speed of their adoption, implementation and measurable success. If we do not meet our stakeholders’ and other third parties’ evolving expectations, including any failure or perceived failure to achieve our stated goals and targets or industry standards or any allegations that our stated goals or targets should be altered, our reputation, competitiveness, access to and cost of capital, business strategy and stock price could be negatively impacted, and legal or regulatory proceedings could be brought against us.

Our ability to attract capital could be adversely impacted if institutional investors, investment funds, creditors and other influential investors or investor advocacy groups incorporate more stringent sustainability-related considerations, or are critical of or opposed to such considerations, as a part of their investments and lending decisions and recommendations. In addition, organizations that provide information to investors and financial institutions on sustainability-related performance and related matters have developed data collection and ratings processes for evaluating companies, which are used by some investors to inform their investment and voting decisions. Many investors also have created their own proprietary ratings that inform their investment and voting decisions. Unfavorable ratings or assessment of our sustainability-related practices, including our compliance with certain voluntary disclosure standards and frameworks, may lead to negative investor sentiment toward us, which could have a negative impact on our stock price and our access to and cost of capital. Similarly, many financial institutions have incorporated sustainability-related ratings or assessments into their credit risk assessments, screening companies on such practices and performance when making lending decisions. If we are unable to meet the lending criteria set by our creditors or are required to take certain remediation steps to satisfy such criteria, our access to capital on terms we find favorable may be limited and our costs may increase.

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

Maintaining adequate systems and processes in place to comply with the various tracking and disclosure obligations, or to respond to business partners or other affiliates in our value chain that have requested, or may in the future request, sustainability-related data or information from us to meet their disclosure obligations, will require management’s time and expense. If we do not adapt to or comply with stakeholder or other third parties’ expectations, including with respect to evolving sustainability-related disclosure standards and frameworks, or if we are perceived to have not responded appropriately, regardless of whether there is a legal requirement to do so, we may suffer from reputational damage and our business, financial condition, cost of capital and/or stock price could be materially adversely affected.

In addition, our customers, commodity markets, end users and other third parties may require that we implement certain additional procedures or standards before they will start or continue to do business with us, which could lead to preferential buying of our competitors’ products based on perceived sustainability-related practices. Further, being associated with activities by business partners or other affiliates that have or are perceived to have individual or cumulative adverse environmental or social impacts could negatively affect our reputation and impose additional costs.

Failure or the perceived failure to manage our relationships with the communities and/or Indigenous Peoples where we operate or that are near our operations could harm our reputation and social license to operate.

Our relationships with the communities and/or Indigenous Peoples where we operate or that are adjacent to or near our operations are critical to the long-term success of our existing operations and the development of any future projects. There is ongoing and increasing stakeholder and other third-party concern relating to a company’s social license to operate and the actual, potential and perceived effects of mining activities on the environment and on communities impacted by such activities. We may engage in activities, such as exploration, production, construction or expansion of our operations that have or are perceived to have adverse impacts on the local communities and their relevant stakeholders, society as a whole, Indigenous Peoples, cultural heritage, human rights and the environment, including land management and associated biodiversity, among other things. For example, our operations may take place on or adjacent to Indigenous Peoples’ ancestral lands, and such Indigenous Peoples may assert rights to such lands. Further, we may be required or expected by our stakeholders and other third parties to consult with and/or obtain consent from Indigenous Peoples for potential significant impacts. We also may be required to demonstrate our capacity to protect ecosystems through improved practices and technological solutions to maintain our social license to operate, or to obtain such social license to operate for future development projects or expansions.

In addition, our assets are generally long-lived, and stakeholders’ perceptions and expectations can change over the life of the mine. Changes in the aspirations and expectations of local communities and/or Indigenous Peoples where we operate, with respect to our employee health and safety performance and our contributions to infrastructure, community development, environmental management, including land management and associated biodiversity, and other factors could affect our social license to operate and reputation, and could lead to delays and/or increased costs if expansions or new projects are blocked either temporarily or for extended periods. To the extent local governments, including Tribal authorities, lack resources, preparedness or technical capability, they may be less able to address infrastructure and environmental risks. This could increase stakeholder expectations that we provide additional support in surrounding communities, which could increase our costs, potential liabilities and reputational risks. Failure to effectively engage with communities on an ongoing basis, including the withdrawal of consent or support of Indigenous Peoples, other stakeholders or other third parties, could adversely impact our business, damage our reputation and/or result in loss of rights to explore, operate or develop our projects.

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

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 1C.  Cybersecurity.

Risk Management and Strategy

We maintain a cyber risk management program designed to assess, identify, manage, mitigate and respond to cybersecurity threats and incidents. We seek to address material risks from cybersecurity threats through a cross-functional approach, and we utilize various processes to inform our identification, assessment and management of material risks from cybersecurity threats. Our cyber risk management program is integrated into our overall enterprise risk management (ERM) program. Cybersecurity risks are identified and assessed through our ERM program, which is designed to provide cross-functional executive insight across the business to identify and monitor risks, opportunities and emerging trends that can impact our strategic business objectives. The underlying controls of our cyber risk management program are based on recognized best practices and industry standards for cybersecurity and information technology, including the National Institute of Standards and Technology Cybersecurity Framework.

We utilize dedicated internal and external cybersecurity personnel to focus on assessing, detecting, identifying, managing, preventing and responding to cybersecurity threats and incidents. Our approach to cybersecurity incorporates a layered portfolio of technology controls, including strategic partnerships for our cybersecurity platforms, documented policies and procedures, periodic end user training, including annual cybersecurity awareness training for employees and certain contractors, periodic training for specialized roles, quarterly phishing tests and dedicated resources to manage and monitor the evolving threat landscape, including through the gathering of actionable threat intelligence. We maintain and periodically evaluate and, as needed, update our information security policy and an incident response plan, which describes the processes we use to prepare for, detect, respond to and recover from a cybersecurity incident, including processes to assess severity, escalate, contain, investigate and remediate an incident, as well as to comply with potentially applicable legal and disclosure obligations.

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

We have experienced targeted and non-targeted cybersecurity incidents in the past. However, as of February 13, 2026, we have not experienced a cybersecurity threat, including prior cybersecurity incidents, that has materially affected or is reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. In addition, we have not been materially affected by any cybersecurity incidents experienced by our third-party service providers. Notwithstanding our cyber risk management program, we may not be successful in preventing or mitigating a cybersecurity incident that could materially affect us, including our business strategy, results of operations or financial condition. Refer to Item 1A. “Risk Factors” for further discussion on the risks we face from cybersecurity threats.

Governance

Our Senior Vice President and Chief Innovation Officer, who has served in various senior leadership roles in operational improvement and technology during his over 30-year tenure with us, leads our innovation and technology initiatives, corporate information systems and financial shared services. Our cybersecurity risk management and strategy processes are led by our Chief Information Officer (CIO) and our Chief Information Security Officer (CISO). Our CIO and CISO each report to our Chief Innovation Officer. Our CIO is responsible for the strategy, deployment, operational effectiveness and risk management of our technology systems and operations. Our CIO has over 30 years of experience in technology, cybersecurity and risk management, including leading information and technology initiatives for companies in the mining and energy sectors as a partner and senior managing director at a global professional services public company specializing in information technology services and management consulting. Our CISO is responsible for protecting our global technology systems from cybersecurity incidents, which includes overseeing the deployment of cybersecurity controls, managing a team of cybersecurity professionals and reporting on cybersecurity matters to management and the Audit Committee of our Board of Directors (Board). Our CISO has over 30 years of experience in the technology and cybersecurity industries, including 12 years serving as CISO for public companies. Our CISO is also a Certified Information Systems Security Professional.

Our ERM management committee is responsible for providing input and oversight of our ERM program, including cybersecurity risks. Our ERM management committee is comprised of senior leaders, including our Chief Innovation Officer, with responsibility across operations and core business functions, and with a breadth of knowledge, influence and experience covering the risks we face. An annual report on our enterprise risks, including cybersecurity risks, is presented to the Audit Committee and the Audit Committee briefs the full Board.

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

The Audit Committee also periodically receives reports on notable cybersecurity incidents and trends and briefs the full Board on these matters.

Item 3. Legal Proceedings.

Below is a discussion of pending legal proceedings not otherwise required to be disclosed in our Notes to Consolidated Financial Statements. Refer to Note 10 for discussion of other legal proceedings.

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

Water Rights Adjudications

Our operations in the western U.S. require secure water supplies for mining and ore processing activities, and related support facilities. Continuous operation of our mines is dependent on, among other things, our ability to maintain our water rights and claims and the continuing physical availability of the water supplies. In the arid western U.S., where certain of our mines are located, water rights are often contested, and disputes over water rights are generally time-consuming, expensive and not necessarily dispositive unless they resolve both actual and potential claims. The loss of a water right or a currently available water supply could force us to curtail operations, or force premature closures, thereby increasing and/or accelerating costs or foregoing profitable operations.

At our U.S. operations, certain of our water supplies are supported by surface water rights, which give us the right to use public waters for a statutorily defined beneficial use at a designated location. In Arizona, where our operations use both surface and groundwater, we are a participant in an active adjudication in which Arizona courts have been attempting, for 50 years, to quantify and prioritize surface water claims for the Gila River system, one of the state’s largest river systems. This Gila River adjudication primarily affects our Morenci, Safford (including Lone Star) and

Sierrita mines. The Gila River adjudication is addressing the state law claims of thousands of competing users, including us, as well as significant federal water claims that are potentially adverse to the state law claims of both surface water and groundwater users. Groundwater is treated differently from surface water under Arizona law, which historically allowed landowners to pump unlimited quantities of subsurface water, subject only to the requirement of putting it to “reasonable use.” However, court decisions in the adjudication have concluded that some subsurface water constitutes “subflow” that is to be treated legally as surface water and is therefore subject to the Arizona doctrine of prior appropriation and to the adjudication, and potentially unavailable to groundwater pumpers, including us, in the absence of valid surface water claims. Any re-characterization of subsurface water as surface water (rather than groundwater) could affect the ability of consumers, farmers, ranchers, municipalities, and industrial users like us to continue to access water supplies that have been relied on for decades. Because we are a user of both groundwater and surface water in Arizona, we are an active participant in the Gila River adjudication.

In Re The General Adjudication of All Rights to Use Water in the Gila River System and Sources, Maricopa County, Superior Court, Cause Nos. W-1 (Salt), W-2 (Verde), W-3 (Upper Gila), and W-4 (San Pedro). This case was originally initiated in 1974 with the filing of a petition with the Arizona State Land Department and was consolidated and transferred to the Maricopa County Superior Court in 1981. The principal parties, in addition to us, include: Arizona Public Service Company, ASARCO, LLC; BHP Copper, Inc.; the state of Arizona; various cities and towns and water companies; the Gila Valley Irrigation District; the Franklin Irrigation District; the San Carlos Irrigation and Drainage District; the Salt River Project; the San Carlos Apache Tribe; the Gila River Indian Community; and the U.S. on behalf of those tribes, on its own behalf, and on behalf of the White Mountain Apache Tribe, the Fort McDowell Mohave-Apache Indian Community, the Salt River Pima-Maricopa Indian Community, and the Payson Community of Yavapai Apache Indians. Prior to January 1, 1983, various Indian tribes filed separate suits in the U.S. District Court in Arizona claiming superior rights to water being used by many other parties, including us, and claiming damages for prior use in derogation of their allegedly superior rights. These federal proceedings have been stayed in favor of the adjudications pending in Arizona state courts, and some of the federal suits have since been settled.

In 2005, at the direction of the Maricopa County Superior Court, the Arizona Department of Water Resources (ADWR), prepared detailed recommendations regarding the delineation of the “subflow” zone of the San Pedro River, a tributary of the Gila River. Subsurface water within the subflow zone is presumed to constitute appropriable subflow rather than groundwater. In 2017, the court approved ADWR’s proposed subflow zone maps; water pumped from wells located inside the mapped subflow zone is now presumed to be appropriable subflow. No party has appealed that decision. Although our interests in the San Pedro River Basin are limited, the decision to re-characterize groundwater in that basin as appropriable subflow could set a precedent for other river systems in Arizona. Such a precedent could have significant implications for many commercial, industrial, municipal and agricultural users of groundwater, including for our Arizona operations.

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

In 2014, ADWR submitted a proposal for the development of procedures for “cone of depression” analyses to determine whether a well located outside of a subflow zone creates a cone of depression that intersects the subflow zone. Based on these cone of depression analyses, wells outside of a subflow zone could be subject to the adjudications pending in Arizona state courts. In the absence of a valid surface water claim to support the pumping, owners of wells deemed to be depleting a subflow zone through the applicable cones of depression may be subject to claims that they must refrain from pumping subflow or must pay damages. In January 2017, ADWR issued a report containing its recommended cone of depression test.

In November 2018, the Special Master for the Gila River adjudication issued a final decision rejecting ADWR’s recommended cone of depression test, adopting our position that a numeric groundwater model capable of accounting for complexities of the aquifer system should be used. However, the Special Master confirmed that the cone of depression test would be the initial test for determining which wells are subject to the adjudications, rather than proving that a well is pumping subflow or establishing how much of a well’s water production is subflow. Such matters will be determined by a subsequent “subflow depletion test,” which is currently under development. While some of our adversaries objected to the Special Master’s final decision, in July 2022, the Arizona Superior Court issued a decision affirming the Special Master’s decision in all respects. No party has appealed that decision.

In December 2018, ADWR submitted its initial report on the “subflow depletion test,” noting that the test will specify the methodology a well owner must use to quantify the portion of the water drawn from a well that is subflow as opposed to groundwater. In February 2024, ADWR issued a report setting forth its proposed subflow depletion test, and objections were filed in April 2024. As directed by the Special Master, a technical committee, comprised of the parties’ technical consultants and ADWR groundwater modelers, was formed in 2025 and in connection with the technical committee process, ADWR indicated to the Special Master that it aims to have the revised subflow depletion test by the end of 2026 with additional steps like calibration needed.

An issue litigated in the 2018 proceeding concerned whether, for the subflow depletion test, the subflow zone should be represented in the numeric groundwater model as extending only as deep as the bottom of the floodplain alluvium or extend all the way down to bedrock. In August 2021, the Special Master issued an order recognizing our position that if the vertical extent of the subflow zone is extended below the floodplain alluvium, it would result in overstated depletion calculations. Accordingly, the Special Master ordered that the vertical boundary of the subflow zone be restricted to the floodplain alluvium. No party has appealed that decision, and we expect the guidance from the Special Master’s order to be reflected in the final subflow depletion test.

In proceedings separate from the development of the subflow depletion test, in June 2020, the Special Master designated legal questions to be resolved concerning a well owner’s ability to obtain a surface water right for subsurface water that, while initially believed to be non-appropriable groundwater, is ultimately determined to be appropriable subflow. In April 2021, the Special Master ruled that, for uses initiated after enactment of the 1919 permitting statute, a well owner may not pursue a surface water right for subsurface water unless the well owner filed an application for a permit to appropriate prior to initiating the water use. We, along with allied parties, have objected to the Special Master’s ruling and are awaiting further proceedings before the Arizona Superior Court. Regardless of the outcome in the Arizona Superior Court, we anticipate this issue will be appealed to the Arizona Supreme Court.

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

In multiple instances, the U.S. asserts a right to all water in a particular watershed that was not effectively appropriated under state law prior to the establishment of the federal reservation. This creates risks for both surface water users and groundwater users because such expansive claims may severely impede competing uses of water within the same watershed. Because there are numerous federal reservations in watersheds across Arizona, the reserved water right claims of the U.S. pose a significant risk to multiple of our operations, including Morenci and Safford (including Lone Star) in the Upper Gila River watershed, and Sierrita in the Santa Cruz watershed. Because federal reserved water rights may adversely affect water uses at each of these operations, we have been actively involved in litigation over these claims. Because federal reserved water rights have not yet been quantified, the task of determining how much water each federal reservation may use has been left to the Arizona Superior Court handling the Gila River adjudication. Various “contested cases” to quantify reserved water rights for particular federal reservations in Arizona are currently pending, four of which have been resolved at this time. The first resolved decision was issued in In re Aravaipa Canyon Wilderness Area, which pertained to the U.S.’s claims to water for the Aravaipa Canyon Wilderness Area. The court issued a decision in December 2018 supportive of our position on almost all issues, rejecting the U.S.’s argument that wilderness areas are entitled to all water that was not appropriated at the time the reservation was created. The second resolved decision was issued in In re Redfield Canyon Wilderness Area, which was another case pertaining to claims for a wilderness area. The court issued its decision in August 2022 supportive of our position on almost all issues, denying the U.S.’s federal reserved water rights claims for the wilderness area. The third resolved decision was issued in In re San Pedro Riparian National Conservation Area, which pertained to the U.S.’s claims to water for a national conservation area. The court issued its decision in August 2023 supportive of our position on nearly all issues, rejecting the U.S.’s argument that quantification was based on a more lenient standard than the “minimal need” doctrine, and holding that the U.S. may not obtain a federal reserved right to “optimal” flows to support the riparian and aquatic resources. The court adopted our proposed period of record for quantifying the stream, and therefore adopted our proposed streamflow, and rejected the U.S.’s claims for “streamflow augmentation” and claims to water from various point sources. The fourth resolved decision was issued in In re Fort Huachuca, which involved the U.S.’s claims to water for an Arizona army base. The court issued its decision in September 2024 supportive of our position on almost all issues, resulting in an approximate 80% reduction of the total acre-feet per year claimed by the U.S. The U.S. declined to pursue an interlocutory appeal in all four resolved matters.

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

Item 4. Mine Safety Disclosures.

Our highest priority is the health, safety and well-being of our workforce. We also work to promote safety with our suppliers and in the communities where we operate. We believe health and safety considerations are integral to, and fundamental for, all other functions in our organization, and we understand the health and safety of our workforce is critical to our operational efficiency and long-term success. Our global health and safety strategy, “Safe Production Matters,” is focused on fatality prevention, eliminating systemic root causes of incidents and continuous improvement through robust management systems, which are supported by leaders empowering our teams to work safely. Our global safety strategy across all levels of the organization is captured in our Fatal Risk Management (FRM) program. The goal of our FRM program is to achieve zero workplace fatalities by strengthening preventive measures and raising awareness to fatal risks and the measures necessary to mitigate them.

Refer to Exhibit 95.1 for mine safety disclosures required in accordance with Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of SEC Regulation S-K.

Information About Our Executive Officers.

Certain information as of February 13, 2026, about our executive officers is set forth in the following table and accompanying text:

Name	Age	Position or Office
Kathleen L. Quirk	62	President and Chief Executive Officer
Maree E. Robertson	50	Executive Vice President and Chief Financial Officer
Richard C. Adkerson	79	Chairman of the Board of Directors
Stephen T. Higgins	68	Executive Vice President and Chief Administrative Officer
Douglas N. Currault II	61	Executive Vice President and General Counsel
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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the quarter ended December 31, 2025.

Common Stock

Our common stock is traded on the New York Stock Exchange under the symbol “FCX.” At January 31, 2026, there were 8,601 holders of record of our common stock.

Common Stock Dividends

In February 2021, our Board of Directors (Board) reinstated a cash dividend on our common stock (base dividend) at an annual rate of $0.30 per share, and in November 2021, the Board approved a variable cash dividend on our common stock at an annual rate of $0.30 per share. The combined annual rate of the base dividend and the variable dividend totaled $0.60 per share in both 2025 and 2024.

On December 17, 2025, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on February 2, 2026, to shareholders of record as of January 15, 2026. Based on current market conditions, the base and variable dividends on our common stock are anticipated to total $0.60 per share for 2026 (including the dividends paid on February 2, 2026), comprised of a $0.30 per share base dividend and $0.30 per share variable dividend. The declaration and payment of dividends (base or variable) is at the discretion of our Board and is subject to a number of factors, including not exceeding our net debt target, capital availability, financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board. See “Cautionary Statement” in Items 7. and 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk” and Note 8 for further discussion.

Issuer Purchases of Equity Securities

The following table sets forth information with respect to shares of FCX common stock purchased by us during the quarter ended December 31, 2025, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
October 1-31, 2025	—	$—	—	$2,998,744,414
November 1-30, 2025	—	—	—	2,998,744,414
December 1-31, 2025	—	—	—	2,998,744,414
Total	—	—	—
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

This section of our Form 10-K discusses the results of operations for the years 2025 and 2024 and comparisons between these years. Discussion of the results of operations for the year 2023 and comparisons between the years 2024 and 2023 are not included in this Form 10-K and can be found in Items 7. and 7A. “Management’s Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

OVERVIEW

We are a leading international metals company with the objective of being foremost in copper. Headquartered in Phoenix, Arizona, we operate large, long-lived, geographically diverse assets with significant proven and probable mineral reserves of copper, gold and molybdenum. We are one of the world’s largest publicly traded copper producers. Our portfolio of assets includes the Grasberg minerals district in Indonesia, one of the world’s largest copper and gold deposits; and significant operations in the United States (U.S.) and South America, including the large-scale Morenci minerals district in Arizona and the Cerro Verde operation in Peru.

We believe fundamentals for copper are favorable with growing demand supported by copper’s critical role in electrification initiatives, continued urbanization in developing countries, data centers and artificial intelligence (AI) growth, increased defense spending and growing connectivity globally.

We believe that we are well positioned for the future as a leading producer of copper with significant copper reserves and resources and a high-quality portfolio of growth projects to provide additional supplies of copper to a growing market. Our experienced team is committed to value creation through solid execution of our plans, operational excellence and advancing opportunities for long-term organic growth.

We continue to evaluate and advance potential expansion opportunities at certain of our copper mines in the U.S. and South America. Across our U.S. and South America operations, we are incorporating new applications, technologies and data analytics into our leaching processes. In late 2025, we achieved an annual run rate of approximately 240 million pounds of copper. We are targeting annual production of 300 million pounds of copper in 2026 from these initiatives and believe there is potential for further significant increases in recoverable metal beyond the current annual target. Refer to “Operations – United States” and “Operations – South America” for further discussion.

Our 2025 operations and results were impacted by the September 2025 mud rush incident at the Grasberg minerals district in Central Papua, Indonesia. In late October 2025, PT Freeport Indonesia (PTFI) restarted operations at the unaffected Deep Mill Level Zone (DMLZ) and Big Gossan underground mines. During fourth-quarter 2025, investigations and remedial plans were completed and a phased restart and ramp-up of the Grasberg Block Cave underground mine is anticipated to begin in second-quarter 2026. Refer to “Operations – Indonesia” for further discussion.

Higher net income attributable to common stock of $2.2 billion in 2025, compared to $1.9 billion in 2024, primarily reflects higher operating income from our U.S. and South America copper mining operations resulting from higher average realized copper prices, partly offset by lower financial results from Indonesia operations as a result of the September 2025 mud rush incident. Refer to “Consolidated Results” for discussion of items impacting our consolidated results for the years ended December 31, 2025 and 2024.

At December 31, 2025, we had consolidated debt of $9.4 billion and consolidated cash and cash equivalents of $3.8 billion. Net debt totaled $2.3 billion, excluding $3.2 billion of debt for PTFI’s smelter and precious metals refinery

(PMR) (collectively, PTFI’s downstream processing facilities). Refer to “Net Debt” for a reconciliation of consolidated debt and consolidated cash and cash equivalents to net debt.

At December 31, 2025, we had $3.0 billion of availability under our revolving credit facility, and PTFI and Cerro Verde had $1.5 billion and $350 million, respectively, of availability under their revolving credit facilities. Refer to Note 6 and “Capital Resources and Liquidity” for further discussion of our debt.

We have significant mineral reserves, mineral resources and future development opportunities within our portfolio of mining assets. At December 31, 2025, our estimated consolidated recoverable proven and probable mineral reserves totaled 112.3 billion pounds of copper, 20.6 million ounces of gold and 3.5 billion pounds of molybdenum. Refer to Note 15 for further discussion.

During 2025, production from our mines totaled 3.4 billion pounds of copper, 1.0 million ounces of gold and 92 million pounds of molybdenum. Following is the allocation of our consolidated copper, gold and molybdenum production in 2025 by geographic location:

	Copper	Gold	Molybdenum
U.S.	39%	2%	77%	[a]
South America	31	—	23
Indonesia	30	98	—
	100%	100%	100%
a.Our U.S. copper mines produced 37% of consolidated molybdenum production, and our Henderson and Climax molybdenum mines produced 40%.

Copper production from three of our mines (the Morenci mine in the U.S., the Cerro Verde mine in Peru and the Grasberg minerals district in Indonesia) together totaled 70% of our consolidated copper production in 2025.

OUTLOOK

Our financial results vary as a result of fluctuations in metals market prices primarily for copper, gold and, to a lesser extent, molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Markets,” and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further discussion. Because we cannot control the prices of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures. The forward-looking statements in the below section and elsewhere in this annual report on Form 10-K are based on current market conditions, speak only as of the filing date of this annual report on Form 10-K, are based on several assumptions and are subject to significant risks and uncertainties. Refer to “Cautionary Statement” below.

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2026:

Copper (millions of recoverable pounds):
U.S. copper mines	1,400
South America operations	1,080
Indonesia operations	900
Total	3,380

Gold (thousands of recoverable ounces)	800

Molybdenum (millions of recoverable pounds)	90	[a]
a.Includes 56 million pounds produced by our U.S. copper mines and Cerro Verde mine and 34 million pounds produced by our primary molybdenum mines.

Based on current estimates, approximately 60% of consolidated copper sales and 75% of consolidated gold sales in 2026 are expected to occur in the second half of the year. For the year 2026, copper and gold production volumes are expected to exceed sales volumes, reflecting deferrals of approximately 100 million pounds of copper and 100 thousand ounces of gold associated with inventory held at PTFI’s smelting operations.

Projected sales volumes are dependent on operational performance; the timing of restarting and ramping up the Grasberg Block Cave underground mine at PTFI, which is currently expected to begin in second-quarter 2026; weather-related conditions; timing of shipments and other factors. For further discussion of other important factors that could cause results to differ materially from projections, refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025.

Consolidated Unit Net Cash Costs
Consolidated unit net cash costs (net of by-product credits and excluding idle facility costs and restoration expenses associated with the September 2025 mud rush incident at PTFI) for our copper mines are expected to average $1.75 per pound of copper for the year 2026, based on achievement of current sales volume estimates and cost estimates and assuming average prices of $4,000 per ounce of gold and $20.00 per pound of molybdenum for the year 2026. The impact of price changes on consolidated unit net cash costs for the year 2026 would approximate $0.03 per pound of copper for each $100 per ounce change in the average price of gold and $0.03 per pound of copper for each $2 per pound change in the average price of molybdenum.

Quarterly unit net cash costs vary with fluctuations in sales volumes by region and realized prices, primarily for gold and molybdenum, and are expected to improve throughout 2026 as PTFI’s operations and smelting activities are restarted.

Following the September 2025 mud rush incident and until PTFI operations return to normal capacity, a portion of PTFI's production and delivery costs will be recognized as idle facility, which are non-inventoriable costs. Idle facility costs and restoration expenses are expected to total $0.9 billion for the year 2026 (including $0.4 billion in first-quarter 2026). Refer to “Operations” for further discussion.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors, including the timing of restarting and ramping up the Grasberg Block Cave underground mine at PTFI, which is currently expected to begin in second-quarter 2026.

Consolidated operating cash flows are estimated to approximate $8 billion for the year 2026, including $1 billion of working capital and other sources, based on current sales volume and cost estimates, and assuming average prices of $5.00 per pound of copper, $4,000 per ounce of gold and $20.00 per pound of molybdenum for the year 2026. Estimated consolidated operating cash flows in 2026 also reflect a projected income tax provision of $2.7 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate). The impact of price changes on operating cash flows for the year 2026 would approximate $330 million for each $0.10 per pound change in the average price of copper, $75 million for each $100 per ounce change in the average price of gold and $160 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Following is a summary of expected capital expenditures for the year 2026 (in billions):

Major projects	$3.0	[a]
Sustaining capital and other	1.3
Total	$4.3
a.Includes $1.4 billion for planned projects, primarily associated with underground mine development, supporting mill and power capital costs and a portion of spending on a new gas-fired combined cycle facility in the Grasberg minerals district, and potential U.S. expansion projects, and $1.6 billion for discretionary growth projects, primarily in the Grasberg minerals district for the development of Kucing Liar and at the Bagdad mine for tailings infrastructure.

We are carefully managing operating costs and near-term capital expenditures in connection with revised operating plans at the Grasberg minerals district to manage cash flow and liquidity during the phased ramp-up period.

MARKETS

Prices for copper, gold and molybdenum are affected by numerous factors beyond our control and can fluctuate significantly (for further discussion refer to “Risk Factors” contained in Part I, Item 1A. of our annual report on Form 10-K for the year ended December 31, 2025). The following graphs present the London Metal Exchange (LME) and Commodity Exchange Inc. (COMEX) copper settlement prices, the London Bullion Market Association (London) PM gold prices, and the Platts Metals Daily Molybdenum Dealer Oxide weekly average prices since January 2016.
This graph presents LME and COMEX copper settlement prices and the combined reported stocks of copper at the LME, COMEX and the Shanghai Futures Exchange from January 2016 through December 2025. LME and COMEX copper prices are market-driven and subject to change based on current and future tariff rates, additional changes in trade policies, domestic inventory levels, supply and demand, and other factors.

Copper priced on the LME and COMEX exchanges have historically traded in a narrow range without significant differential. Following U.S. trade policy announcements in 2025, including proposed tariff announcements (refer to “Operations – U.S. Tariffs”), the two benchmark prices traded at wider differentials than historical averages. For the year 2025, the average COMEX copper settlement price was 7% higher than the average LME copper settlement price. To date in 2026 (through February 12, 2026), the two benchmark prices have been similar.

Recent price strength has been influenced by increased speculative buying in several metals, supported by macro factors such as U.S. dollar weakness and expectations for above-trend demand growth. As a result, both LME and COMEX settlement copper prices closed at all-time highs in January 2026 of $6.28 per pound and $6.18 per pound, respectively.

Copper sales from our South America and Indonesia operations are generally based on quoted LME monthly average copper settlement prices. For the year 2025, the LME copper settlement prices averaged $4.51 per pound (ranging from a low of $3.87 per pound to a high of $5.68 per pound) and closed at $5.67 per pound on December 31, 2025. The LME copper settlement price averaged $5.94 per pound in January 2026, and closed at $5.97 per pound on February 12, 2026.

Copper sales from our U.S. copper mines are generally based on the prevailing COMEX monthly average copper settlement prices. For the year 2025, the COMEX monthly copper settlement prices averaged $4.82 per pound (ranging from a low of $3.99 per pound to a high of $5.80 per pound) and closed at $5.63 per pound on

December 31, 2025. The COMEX copper settlement price averaged $5.88 per pound in January 2026, and closed at $5.79 per pound on February 12, 2026.
We believe fundamentals for copper are favorable with growing demand supported by copper’s critical role in electrification initiatives, continued urbanization in developing countries, data centers and AI growth, increased defense spending and growing connectivity globally.

This graph presents London PM gold prices from January 2016 through December 2025. For the year 2025, London PM gold prices averaged $3,432 per ounce (ranging from a low of $2,633 per ounce to a high of $4,449 per ounce) and closed at $4,368 per ounce on December 31, 2025. The prospect of additional U.S. interest rate reductions, geopolitical tensions, trade uncertainty and strong demand from central banks around the world continue to influence gold prices. In January 2026, the London PM gold price closed at an all-time high of $5,405 per ounce and averaged $4,744 per ounce. On February 12, 2026, the London PM gold price closed at $5,043 per ounce.

This graph presents the Platts Metals Daily Molybdenum Dealer Oxide weekly average prices from January 2016 through December 2025. For the year 2025, the weekly average prices for molybdenum averaged $22.12 per pound (ranging from a low of $19.71 per pound to a high of $25.93 per pound) and closed at $21.62 per pound on December 31, 2025. Overall global demand for molybdenum is driven by energy, power generation, aerospace, defense and construction sectors. We believe fundamentals for molybdenum are positive with favorable demand drivers and limited supply. The Platts Metals Daily Molybdenum Dealer Oxide weekly average price for January 2026 was $23.27 per pound and was $30.48 per pound on February 12, 2026.

CRITICAL ACCOUNTING ESTIMATES

MD&A is based on our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles (GAAP) in the U.S. The preparation of these consolidated financial statements requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We base these estimates on historical experience and on assumptions that we consider reasonable under the circumstances; however, reported results could differ from those based on the current estimates under different assumptions or conditions. The areas requiring the use of management’s estimates are also discussed in Note 1 under the subheading “Use of Estimates.” Management has reviewed the following discussion of its development and selection of critical accounting estimates with the Audit Committee of our Board of Directors (Board).

Income Taxes
Refer to Note 9, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further discussion of our consolidated income taxes.

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

Income taxes involve estimation as our operations are in multiple tax jurisdictions where uncertainties arise in the application of complex tax regulations and our income tax returns are subject to examination by tax authorities in those jurisdictions who may challenge any tax position on these returns. Some of these tax regimes are defined by contractual agreements with the local government, while others are defined by general tax laws and regulations. We and our subsidiaries are subject to reviews of our income tax filings and other tax payments, and disputes can arise with the taxing authorities over the interpretation of our contracts or laws. Uncertainty in a tax position may arise because tax laws are subject to interpretation. We use judgment to (i) determine whether, based on the technical merits, a tax position is more likely than not to be sustained upon examination by taxing authorities and (ii) measure the amount of tax benefit that qualifies for recognition.

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

We have uncertain tax positions related to income tax assessments in Peru and Indonesia, including penalties and interest, which have not been recorded at December 31, 2025. Such tax positions, based solely on their technical merits, are more likely than not to be sustained upon examination by taxing authorities or have otherwise been effectively settled in accordance with applicable accounting guidance. Final taxes paid may be dependent upon many factors, including negotiations with taxing authorities. In certain jurisdictions, we pay a portion of the disputed amount before formally appealing an assessment. Such payment is recorded as a receivable if we believe the amount is collectible. Refer to Note 10 for further discussion.

Environmental Obligations
Refer to Notes 1 and 10, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further discussion of environmental obligations, including a summary of changes in our estimated environmental obligations for the three years ended December 31, 2025.

Our current and historical operating activities are subject to various national, state and local environmental laws and regulations that govern emissions of air pollutants; discharges of water pollutants; generation, handling, storage, treatment, transportation and disposal of hazardous substances, hazardous wastes and other toxic materials; and remediation, restoration and reclamation of environmental contamination, and compliance with these laws and regulations requires significant expenditures. Environmental expenditures are charged to expense or capitalized, depending upon their future economic benefits. The guidance provided by U.S. GAAP requires that liabilities for contingencies be recorded when it is probable that obligations have been incurred, and the cost can be reasonably estimated. At December 31, 2025, environmental obligations recorded in our consolidated balance sheet totaled $2.0 billion.

Accounting for environmental obligations represents a critical accounting estimate because (i) changes to environmental laws and regulations and/or circumstances affecting our operations could result in changes to our estimates, which could have a significant impact on our results of operations, (ii) we will not incur most of these costs for a number of years, requiring us to make estimates over a long period, (iii) calculating the discounted cash flows for environmental obligations assumed in the 2007 acquisition of Freeport Minerals Corporation requires management to estimate the amounts and timing of projected cash flows and make long-term assumptions about inflation rates and (iv) changes in estimates used in determining our environmental obligations could have a significant impact on our results of operations.

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

Asset Retirement Obligations
Refer to Notes 1 and 10, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further discussion of reclamation and closure costs, including a summary of changes in our asset retirement obligations (AROs) for the three years ended December 31, 2025.

We record the fair value of our estimated AROs associated with tangible long-lived assets in the period incurred. Fair value is measured as the present value of cash flow estimates after considering inflation and a market risk premium. Our cost estimates are reflected on a third-party cost basis and comply with our legal obligation to retire tangible long-lived assets in the period incurred. These cost estimates may differ from financial assurance cost estimates for reclamation activities because of a variety of factors, including obtaining updated cost estimates for reclamation activities, the timing of reclamation activities, changes in scope and the exclusion of certain costs not considered reclamation and closure costs. At December 31, 2025, AROs recorded in our consolidated balance sheet totaled $3.8 billion.

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

Recoverable Copper in Stockpiles
Refer to Note 1 for further discussion of our accounting policy for recoverable copper in mill and leach stockpiles, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for risks associated with implementation of new technologies associated with the recovery of copper in leach stockpiles.

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

Based on our annual review of mill and leach stockpiles, we increased our estimated consolidated recoverable copper in certain leach stockpiles, net of joint venture interests, by 207 million pounds in 2025, primarily associated with Morenci leach stockpiles. At December 31, 2025, estimated consolidated recoverable copper was 1.4 billion pounds in leach stockpiles (with a carrying value of $2.2 billion) and 0.2 billion pounds in mill stockpiles (with a carrying value of $0.4 billion).

Impairment of Long-Lived Mining Assets
Refer to Note 1, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further discussion regarding, and risks associated with, impairment of long-lived mining assets.

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

During the two-year period ended December 31, 2025, no material impairments of our long-lived mining assets were recorded. Refer to Notes 3 and 10.

In addition to decreases in future metal price assumptions, other events that could result in future impairment of our long-lived mining assets include, but are not limited to, decreases in estimated recoverable proven and probable mineral reserves and any event that might otherwise have a material adverse effect on mine site production levels or costs.

CONSOLIDATED RESULTS

	Years Ended December 31,
	2025		2024
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$25,915		$25,455
Operating income[a,c]	$6,518		$6,864
Net income attributable to common stock[b,c]	$2,204	[d]	$1,889	[e]
Diluted net income per share attributable to common stock[b,c]	$1.52	[d]	$1.30	[e]

Diluted weighted-average common shares outstanding	1,443		1,445
Operating cash flows[f]	$5,610		$7,160
Capital expenditures	$4,494		$4,808
At December 31:
Cash and cash equivalents	$3,824		$3,923
Total debt, including current portion	$9,379		$8,948
a.Refer to “Business Divisions and Segments” for a summary of revenues and operating income by operating division.
b.Includes favorable adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $63 million ($21 million to net income attributable to common stock or $0.01 per share) in 2025 and $28 million ($9 million to net income attributable to common stock or $0.01 per share) in 2024 (refer to Note 12).
c.We defer recognizing profits on intercompany sales until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to operating income totaling $118 million ($44 million to net income attributable to common stock or $0.03 per share) in 2025 and $21 million ($(3) million to net income attributable to common stock or less than $0.01 per share) in 2024.
d.Net income attributable to common stock includes net charges totaling $354 million ($0.25 per share), primarily associated with idle facility costs, direct recovery expenses and fixed asset impairments associated with the September 2025 mud rush incident at PTFI (refer to “Operations – Indonesia” for discussion of this incident), and charges at legacy oil and gas properties associated with adjustments to abandonment obligations and asset impairments. See below for further discussion of these net charges.
e.Net income attributable to common stock includes net charges totaling $257 million ($0.18 per share), primarily associated with charges at legacy oil and gas properties associated with adjustments to abandonment obligations and asset impairments, metals inventory adjustments, adjustments to environmental obligations and related litigation reserves, adjustments to PTFI’s ARO, and nonrecurring labor-related charges at Cerro Verde, partly offset by net credits associated with historical tax matters at PTFI and a reduction in accruals for uncertain U.S. tax positions. See below for further discussion of these net charges.
f.Working capital and other uses totaled $1.3 billion in 2025 and $29 million in 2024.

	Years Ended December 31,
	2025		2024
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	3,383		4,214
Sales, excluding purchases	3,574		4,066
Average realized price per pound	$4.75		$4.21
Site production and delivery costs per pound[a]	$2.75	[b]	$2.49
Unit net cash costs per pound[a]	$1.65	[b]	$1.56
Gold (thousands of recoverable ounces)
Production	956		1,880
Sales, excluding purchases	1,066		1,837
Average realized price per ounce	$3,423		$2,418
Molybdenum (millions of recoverable pounds)
Production	92		80
Sales, excluding purchases	83		78
Average realized price per pound	$22.63		$21.77
a.Reflects per pound weighted-average production and delivery costs and unit net cash costs (net of by-product credits) for all copper mines, before net noncash and other costs. For reconciliations of the per pound unit net cash costs (credits) by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements, refer to “Product Revenues and Production Costs.”
b.Excludes $0.17 per pound of idle facility costs and direct recovery expenses associated with the September 2025 mud rush incident at PTFI. Refer to “Operations – Indonesia” for further discussion.

Revenues
Consolidated revenues totaled $25.9 billion in 2025 and $25.5 billion in 2024. Our revenues primarily include the sale of copper concentrate, copper cathode and copper rod, as well as gold and molybdenum in various forms. Following is a summary of changes in our consolidated revenues from 2024 to 2025 (in millions):

Consolidated revenues – 2024	$25,455
Mining operations:
(Lower) higher sales volumes:
Copper	(2,073)
Gold	(1,954)
Molybdenum	110
Higher averaged realized prices:
Copper	1,930
Gold	1,070
Molybdenum	72
Adjustments for prior year provisionally priced copper sales	35
Higher Atlantic Copper revenues	152
Lower revenues from sales of purchased copper	(235)
Lower treatment charges	333
Lower export duties and royalties	208
Other, including intercompany eliminations	812
Consolidated revenues – 2025	$25,915

Sales Volumes. Consolidated copper and gold sales volumes in 2025 were lower than 2024, primarily reflecting the September 2025 mud rush incident at PTFI and lower leach placements and mill ore grades in South America. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. In 2025, our average realized prices, compared with 2024, were 13% higher for copper, 42% higher for gold and 4% higher for molybdenum.

Average realized copper prices benefited from net favorable adjustments to current period provisionally priced copper sales totaling $471 million for 2025 and $89 million for 2024. As discussed in Note 12, certain sales contracts for copper and gold provide final pricing in a specified future month (generally one to four months from the shipment date). We record revenues and invoice customers at the time of shipment based on then-current LME prices for copper or London PM prices for gold, which results in an embedded derivative on provisionally priced sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper and gold prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper and gold prices, the opposite occurs.

Prior Year Provisionally Priced Copper Sales. Net favorable adjustments to prior years’ provisionally priced copper sales (i.e., provisionally priced copper sales at December 31, 2024 and 2023) recorded in consolidated revenues totaled $63 million in 2025 and $28 million in 2024. Refer to “Disclosures About Market Risks – Commodity Price Risk” for further discussion of our provisionally priced copper sales, and to Notes 12 and 14 for a summary of total adjustments to prior period and current period provisionally priced copper sales.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $3.2 billion in 2025, compared with $3.0 billion in 2024, primarily reflecting higher copper prices.

Sales of Purchased Copper. We purchase copper cathode primarily for processing by our U.S. Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 127 million pounds in 2025 and 158 million pounds in 2024. Revenues associated with the sale of purchased copper vary with the volume of copper purchases and changes in copper prices. During 2025, we were able to meet customer demand for copper rod primarily using copper cathode produced by our U.S. and South America mining operations, resulting in a decrease in purchased copper volumes in 2025, compared with 2024.

Treatment Charges. Revenues from our concentrate sales are recorded net of treatment charges, which will vary with market conditions, sales volumes and the price of copper. The decrease in treatment charges in 2025, compared to 2024, primarily reflects lower treatment charge rates as a result of favorable market conditions and lower copper concentrate sales volumes in Indonesia and South America.

Export Duties and Royalties. Prior to the expiration of its export license on September 16, 2025, PTFI was assessed export duties on copper concentrate sales at a rate of 7.5%. PTFI incurred export duties totaling $337 million in 2025 and $457 million in 2024. PTFI pays royalties on all copper and gold sales, the amount of which varies with sales volumes and metal prices. Refer to Note 11.

Production and Delivery Costs
Consolidated production and delivery costs totaled $16.4 billion in 2025, compared with $15.6 billion in 2024.

Production and delivery costs for 2025 included charges totaling (i) $625 million for idle facility costs and direct recovery expenses associated with the September 2025 mud rush incident at PTFI, (ii) $118 million for impairments of legacy oil and gas properties and adjustments to abandonment obligations (including assumed obligations from bankruptcies of other companies), (iii) $81 million for PTFI asset impairments and write-offs mostly associated with the September 2025 mud rush incident and (iv) $65 million for remediation costs related to the October 2024 fire incident at PTFI’s smelter. Production and delivery costs for 2025 also included charges totaling $73 million associated with planned maintenance turnaround costs at the Miami smelter and $39 million for tolling fees that were recognized as idle facility costs associated with PT Smelting’s planned maintenance turnaround (PT Smelting is PTFI’s 66%-owned smelter and refinery in Gresik, Indonesia).

Production and delivery costs for 2024 included charges totaling (i) $222 million for oil and gas matters, including impairments of legacy properties and assumed abandonment obligations (and related adjustments) resulting from bankruptcies of other companies, (ii) $144 million for adjustments to PTFI’s ARO and (iii) $97 million for non-recurring labor-related charges at Cerro Verde associated with new collective labor agreements (CLAs).

During fourth-quarter 2025, PTFI completed investigations and remedial plans associated with the mud rush incident and a phased restart and ramp-up of the Grasberg Block Cave underground mine is anticipated to begin in second-quarter 2026. Following the September 2025 mud rush incident and until PTFI operations return to normal capacity, a portion of PTFI's production and delivery costs will be recognized as idle facility, which are non-inventoriable costs.

Mining Unit Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and other commodity-based inputs, such as sulfuric acid, steel, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines averaged $2.75 per pound of copper in 2025 and $2.49 per pound in 2024. Consolidated unit production and delivery costs for 2025 excluded $625 million or $0.17 per pound of copper for idle facility costs and direct recovery expenses associated with the September 2025 mud rush incident. Refer to “Operations – Unit Net Cash Costs” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements.

Our copper mining operations require significant amounts of energy, principally diesel, electricity, coal and natural gas, most of which is obtained from third parties under long-term contracts. Our take-or-pay contractual obligations for electricity totaled approximately $0.2 billion at December 31, 2025. We do not have take-or-pay contractual obligations for other energy commodities. Energy represented 15% of our copper mine site operating costs in 2025, including purchases of approximately 275 million gallons of diesel fuel; approximately 8,600 gigawatt hours of electricity at our U.S. and South America copper mining operations (we generate our own power at our Indonesia mining operation); approximately 550 thousand metric tons of coal for our coal power plant in Indonesia; and approximately 3 million MMBtu (million British thermal units) of natural gas at certain of our U.S. copper mines. Based on current cost estimates, energy is estimated to approximate 17% of our copper mine site operating costs for the year 2026.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $2.2 billion in both 2025 and 2024. DD&A for 2025 includes $118 million for idle facility costs associated with the September 2025 mud rush incident at PTFI.

Based on current sales volume estimates, consolidated DD&A is estimated to approximate $2.5 billion for the year 2026, including $0.2 billion for idle facility costs associated with the September 2025 mud rush incident at PTFI.

Environmental Obligations and Shutdown Costs
Refer to Note 10, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further discussion of environmental obligations.

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

Net charges for environmental obligations and shutdown costs totaled $58 million in 2025 and $127 million in 2024, which included net adjustments to environmental obligations totaling $(19) million and $82 million, respectively.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $711 million in 2025 and $710 million in 2024.

Capitalized interest, which primarily related to our mining operations’ capital projects, including construction and development of PTFI’s downstream processing facilities, totaled $342 million in 2025 and $391 million in 2024. Refer to “Operations” and “Capital Resources and Liquidity – Investing Activities” for further discussion of current development projects.

Other Income, Net
Other income, net, which totaled $223 million in 2025 and $362 million in 2024, primarily includes amounts associated with interest income, currency exchange gains and losses, and mark-to-market impacts of trust assets used to satisfy financial assurance obligations for our New Mexico mining operations. Lower other income, net, in 2025, compared to 2024, primarily reflects lower interest income. The year 2024 also includes a credit of $26 million associated with the reduction in the accrual to indemnify PT Mineral Industri Indonesia (MIND ID) from potential losses arising from historical tax disputes.

Income Taxes
Refer to Note 9, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further discussion of income taxes.

Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision for the years ended December 31 (in millions, except percentages):

	2025			2024
	Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit	Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.[b]	$409	1%	$(4)	$(533)	7%	$36
South America	2,133	39%	(842)	1,519	40%	(604)
Indonesia	3,865	37%	(1,415)	5,754	36%	(2,089)
Cerro Verde historical tax matters[c]	(27)	N/A	54	—	N/A	—
PTFI historical tax matters[d]	5	N/A	2	16	N/A	182
Eliminations and other	(13)	N/A	(16)	151	N/A	(48)
Consolidated FCX	$6,372	35%	$(2,221)	$6,907	37%	$(2,523)
a.Represents income before income taxes, equity in affiliated companies’ net earnings and noncontrolling interests.
b.In addition to our U.S. copper and molybdenum mines, which had operating income of $1.7 billion in 2025 and $0.7 billion in 2024 (refer to “Business Divisions and Segments”), the U.S. jurisdiction reflects non-operating sites and corporate-level expenses, which include interest expense associated with our senior notes and general and administrative expenses. The U.S. jurisdiction also includes net revisions to environmental obligation estimates and charges associated with legacy oil and gas properties.
c.The year 2025 reflects amounts associated with closure of Cerro Verde’s 2020 income tax audit.
d.The year 2025 reflects net credits associated with closure of PTFI’s 2020 corporate income tax audit, and the year 2024 reflects net credits associated with closure of PTFI’s 2021 corporate income tax audit and resolution of a framework for Indonesia disputed tax matters.

Assuming achievement of current sales volume and cost estimates and average prices of $5.00 per pound for copper, $4,000 per ounce for gold and $20.00 per pound for molybdenum, we estimate our consolidated effective tax rate for the year 2026 would approximate 33%. Changes in projected sales volumes and average prices during 2026 would incur tax impacts at estimated effective rates of 40% for Peru, 36% for Indonesia and 0% for the U.S. At higher copper prices, our U.S. jurisdiction may be subject to the Corporate Alternative Minimum Tax provisions of the U.S. Inflation Reduction Act of 2022. However, given our U.S. tax position, we would expect our consolidated effective tax rate to decline because of a higher share of earnings from the U.S. operations.

Net Income Attributable to Noncontrolling Interests
Refer to Note 2 for ownership in our subsidiaries.

Net income attributable to noncontrolling interests, which is primarily associated with PTFI, Cerro Verde and El Abra, totaled $1.9 billion in 2025 and $2.5 billion in 2024. Refer to "Business Divisions and Segments” below for net income attributable to noncontrolling interests for each of our business segments.

Based on achievement of current sales volume and cost estimates and assuming average prices of $5.00 per pound of copper, $4,000 per ounce of gold and $20.00 per pound of molybdenum for the year 2026, we estimate that net income attributable to noncontrolling interests will approximate $2.4 billion for the year 2026. The impact of price changes on net income attributable to noncontrolling interests for the year 2026 would approximate $0.2 billion for each $0.25 per pound change in the average price of copper for the year 2026. The actual amount will depend on many factors, including relative performance of each business segment, commodity prices, costs and other factors.

BUSINESS DIVISIONS AND SEGMENTS

We have organized our mining operations into four primary divisions – U.S. copper mines, South America operations, Indonesia operations and Molybdenum mines. Refer to “Operations” below for discussion of our mining operations.

U.S. Rod & Refining consists of copper conversion facilities located in the U.S., including a refinery and two rod mills. These operations process copper produced at our U.S. copper mines and purchased copper into copper cathode and rod. At times, these operations refine copper and produce copper rod for customers on a toll basis.

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During 2025, Atlantic Copper purchased 77% of its concentrate from third parties, 21% from our South America operations and 2% from our U.S. copper mines.

Corporate, Other & Eliminations consist of our other mining operations, exploration activities, legacy oil and gas properties, corporate and elimination items. Other mining operations include the Miami smelter, molybdenum conversion facilities in the U.S and in Europe, five non-operating mines in the U.S. and other mining support entities.

Intersegment sales are based on terms similar to arms-length transactions with third parties at the time of the sale. Intersegment sales may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, the timing of sales to unaffiliated customers and transportation premiums.

We allocate certain operating costs, expenses and capital expenditures to our business segments. However, not all costs and expenses applicable to an operation are allocated. U.S. federal and state income taxes are recorded and managed at the corporate level (included in Corporate, Other & Eliminations in the below tables), whereas foreign income taxes are recorded and managed at the applicable country level. In addition, some selling, general and administrative costs are not allocated to the divisions or individual business segments. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each division or individual business segment would be if it was an independent entity.

Refer to Note 14 for a summary of our reportable segments as determined under U.S. GAAP guidance.

(in millions)													Corporate,
	U.S. Copper Mines			South America Operations							U.S.		Other
				Cerro				Indonesia		Molybdenum	Rod &	Atlantic	& Elimi-		FCX
	Morenci	Other	Total	Verde		Other	Total	Operations		Mines	Refining	Copper	nations		Total
Year Ended December 31, 2025
Revenues:
Unaffiliated customers	$303	$309	$612	$3,776		$839	$4,615	$8,618		$—	$6,850	$3,155	$2,065	[a]	$25,915
Intersegment	2,345	4,428	6,773	930		127	1,057	4		754	40	14	(8,642)		—
Production and delivery	1,804	3,373	5,177	2,492		704	3,196	3,551	[b]	563	6,854	3,099	(6,066)	[d,e]	16,374
DD&A	209	310	519	373		72	445	1,094	[c]	102	5	27	52		2,244
Selling, general and administrative expenses	1	3	4	7		—	7	132		—	—	32	370		545
Exploration and research expenses	34	20	54	16		4	20	5		1	—	—	112		192
Environmental obligations and shutdown costs	(7)	—	(7)	—		—	—	—		—	—	—	65		58
Gain on sales of assets	—	—	—	—		—	—	—		—	—	—	(16)		(16)
Operating income (loss)	607	1,031	1,638	1,818		186	2,004	3,840		88	31	11	(1,094)		6,518
Interest expense, net	(1)	(1)	(2)	(15)		—	(15)	(69)		—	—	(34)	(249)		(369)
Other (expense) income, net	(4)	7	3	111		4	115	52		(1)	(2)	(20)	76		223
Provision for income taxes	—	—	—	(720)	[f]	(68)	(788)	(1,413)		—	—	—	(20)		(2,221)
Equity in affiliated companies’ net earnings (losses)	—	—	—	—		—	—	6		—	—	—	(5)		1
Net income attributable to noncontrolling interests	—	—	—	(575)		(37)	(612)	(1,325)		—	—	—	(11)		(1,948)
Net income attributable to common stockholders															2,204

Capital expenditures	232	870	1,102	353		66	419	2,358		108	80	202	225		4,494

Year Ended December 31, 2024
Revenues:
Unaffiliated customers	$101	$79	$180	$3,618		$915	$4,533	$9,774		$—	$6,196	$3,009	$1,763	[a]	$25,455
Intersegment	2,246	3,814	6,060	638		—	638	544		592	43	8	(7,885)		—
Production and delivery	1,826	3,170	4,996	2,529	[g]	701	3,230	3,368	[h]	530	6,206	2,912	(5,688)	[d]	15,554
DD&A	187	252	439	380		66	446	1,193		73	4	28	58		2,241
Selling, general and administrative expenses	2	2	4	8		—	8	127		—	—	28	346		513
Exploration and research expenses	17	27	44	12		4	16	8		—	—	—	88		156
Environmental obligations and shutdown costs	—	—	—	—		—	—	—		—	—	—	127		127
Operating income (loss)	315	442	757	1,327		144	1,471	5,622		(11)	29	49	(1,053)		6,864
Interest expense, net	—	(1)	(1)	(21)		—	(21)	(28)		—	—	(36)	(233)		(319)
Other (expense) income, net	(1)	2	1	42		24	66	136		—	(1)	13	147		362
(Provision for) benefit from income taxes	—	—	—	(542)		(62)	(604)	(1,907)	[i]	—	—	11	(23)		(2,523)
Equity in affiliated companies’ net earnings	—	—	—	—		—	—	7		—	—	—	8		15
Net income attributable to noncontrolling interests	—	—	—	(412)	[j]	(67)	(479)	(2,022)	[i]	—	—	—	(9)		(2,510)
Net income attributable to common stockholders															1,889

Capital expenditures	184	849	1,033	293		82	375	2,908		117	35	142	198		4,808

a.Includes revenues from the molybdenum sales company, which includes sales of molybdenum produced by our primary molybdenum mines and by certain of the U.S. copper mines and the Cerro Verde mine.
b.Includes charges totaling $625 million for idle facility costs and direct recovery expenses associated with the September 2025 mud rush incident, $81 million for asset impairment and other write-offs, $65 million for remediation related to the October 2024 smelter fire incident and $39 million for tolling fees that were recognized as idle facility costs associated with PT Smelting’s planned major maintenance turnaround.
c.Includes charges totaling $118 million for idle facility costs associated with the September 2025 mud rush incident.
d.Includes charges totaling $118 million in 2025 and $222 million in 2024, primarily for impairments of legacy oil and gas properties and adjustments to abandonment obligations, including assumed obligations resulting from bankruptcies of other companies.
e.Includes charges totaling $73 million associated with planned maintenance turnaround costs at the Miami smelter.
f.Includes a net benefit to income taxes totaling $54 million associated with the closure of Cerro Verde’s 2020 tax audit.
g.Includes nonrecurring labor-related charges totaling $97 million associated with Cerro Verde’s new CLAs with its two unions.
h.Includes charges totaling $144 million for PTFI ARO adjustments.
i.Includes a net benefit to income taxes totaling $182 million associated with the closure of PTFI’s 2021 corporate income tax audit and resolution of the framework for Indonesia disputed tax matters. FCX's economic and ownership interest in PTFI is 48.76% except for net income associated with the settlement of these historical tax matters, which was attributed based on the economics prior to January 1, 2023 (i.e., approximately 81% to FCX and 19% to MIND ID).
j.Prior to September 2024, FCX’s interest in Cerro Verde was 53.56%.

OPERATIONS

Leaching and Technology Innovation Initiatives
We are incorporating new applications, technologies and data analytics into our leaching processes across our U.S. and South America operations. Incremental copper production from these initiatives totaled 214 million pounds in both 2025 and 2024.

We continue to apply operational enhancements on a larger scale and are advancing testing of innovative technology to increase production from these initiatives. In late 2025, we achieved an annual run rate of approximately 240 million pounds of copper and are targeting annual production of 300 million pounds of copper in 2026 from these initiatives. We believe there is potential for further significant increases in recoverable metal beyond the current annual target. We are deploying large-scale testing of an internally developed additive product at our Morenci operations with encouraging early results. In addition, we have identified other possible additives with strong potential and plan to apply heat with the new additives to further enhance recoveries. Continued success with these initiatives would be expected to contribute to additions in recoverable copper in leach stockpiles and favorably impact average unit net cash costs.

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

Responsible Production
Refer to Items 1. and 2. “Business and Properties” and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for discussion of our involvement with the International Council on Mining & Metals and environmental and social-related risks.

We demonstrate our responsible production performance through the Copper Mark, a comprehensive assurance framework developed specifically for the copper industry, and extended to other metals, including molybdenum. To achieve the Copper Mark and Molybdenum Mark, as applicable, each site is required to complete an independent external assurance process to assess conformance with various environmental, social and governance criteria. Awarded sites must be revalidated every three years. We have achieved, and are committed to maintaining, the Copper Mark and Molybdenum Mark, as applicable, at all of our operating sites globally. With the completion of PTFI’s downstream processing facilities, we are currently working toward their initial Copper Mark validation.

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily at our mining operations. We are also undertaking optimization projects at our current mining operations to enhance efficiencies and reduce costs. The costs for these studies are charged to production and delivery costs as incurred and totaled $172 million in 2025 and $155 million in 2024. We estimate the costs of these studies will approximate $215 million for the year 2026, subject to market conditions and other factors.

U.S. Tariffs
In 2025, our costs were not significantly impacted by U.S. tariffs, and we are continuing to monitor the impacts on our business, cost structure and supply chains associated with tariffs on U.S. imports. Efforts continue to identify alternative sourcing options to mitigate potential future impacts of tariffs.

Effective August 1, 2025, a 50% tariff was imposed under Section 232 of the Trade Expansion Act, targeting U.S. imports of semi-finished copper products and copper-intensive derivative products. However, refined copper, including cathodes, concentrates and scrap, was exempted from the tariff, and the U.S. government has indicated it will reassess by mid-2026 the potential for a refined copper tariff of 15% beginning in January 2027 and rising to 30% in 2028. Refer to “Markets” in MD&A for further discussion of LME and COMEX copper prices.

Additionally, the U.S. Secretary of Commerce was directed to impose requirements that 25% of copper cathode and concentrate produced in the U.S. be sold domestically in 2027, potentially increasing to 30% in 2028 and 40% in 2029. Because of our integrated operations, these requirements are not expected to impact our business.

We are the leading copper supplier in the U.S., providing approximately 70% of total U.S. refined copper production through our integrated domestic mining and processing facilities, and most of which is sold domestically. For the year 2025, copper from our U.S. mining operations was sold 66% as rod, 25% as cathode and 9% in concentrate. We are well positioned in the U.S. with sizeable resources and opportunities to leverage existing infrastructure through brownfield expansions.

Government action related to tariffs and other controls on imports and exports or trade agreements or policies are difficult to predict and may continue to cause significant volatility in our financial performance and in the trading prices of our common stock. Refer to Item 1A. “Risk Factors” for further discussion.

United States
We manage seven copper operations in the U.S. – Morenci, Bagdad, Safford (including Lone Star), Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico. We also operate a copper smelter and rod mill in Miami, Arizona, and a copper refinery and rod mill in El Paso, Texas. All of our U.S. operations are wholly owned, except for Morenci. We record our 72% undivided joint venture interest in Morenci using the proportionate consolidation method.

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
Development Activities. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further discussion of risks associated with development projects.

We have substantial reserves, resources and future opportunities for organic growth in the U.S. associated with existing operations. Several initiatives are under way to target significant future growth in our U.S. copper operations, including the leaching and technology innovation initiatives discussed above.

We have defined an opportunity to more than double the concentrator capacity of the Bagdad operation in northwest Arizona. Bagdad’s reserve life currently exceeds 80 years and supports an expanded operation. We completed technical and economic studies in late 2023 and are updating these studies in advance of a potential investment decision during 2026. These studies indicate the opportunity to construct new concentrating facilities to increase copper production by 200 to 250 million pounds per year. Estimated incremental project capital costs, which continue to be reviewed, approximate $3.5 billion. Expanded operations would provide improved efficiency and reduce unit net cash costs through economies of scale. Preliminary economics indicate that the expansion would require an incentive copper price of approximately $4.00 per pound and three to four years to complete. The decision to proceed with and timing of the potential expansion will take into account overall copper market conditions and other factors.

Conversion of Bagdad’s haul truck fleet to autonomous haulage was completed in 2025, making Bagdad the first major mine in the U.S. to operate a fully autonomous haulage fleet. We continue to optimize the performance of the new autonomous fleet at Bagdad and are advancing projects to expand tailings storage facilities and local infrastructure to enhance optionality in the future expansion opportunity.

We continue to advance pre-feasibility studies in the Safford/Lone Star district to define a potential significant expansion opportunity. Positive drilling conducted in recent years indicates a large, mineralized district with opportunities to pursue a significant expansion project. We expect to complete these studies during 2026. The decision to proceed with and timing of the potential expansion will take into account results of technical and economic studies, overall copper market conditions and other factors.

Operating Data. Following is summary operating data for the U.S. copper mines for the years ended December 31:

	2025	2024
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	1,304	1,246
Sales, excluding purchases	1,296	1,257
Average realized price per pound	$4.91	$4.29

Molybdenum (millions of recoverable pounds)
Production[a]	34	30

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	617,500	609,400
Average copper ore grade (%)	0.21	0.20
Copper production (millions of recoverable pounds)	832	842

Mill operations
Ore milled (metric tons per day)	326,300	311,700
Average ore grade (%):
Copper	0.31	0.30
Molybdenum	0.02	0.02
Copper recovery rate (%)	83.6	83.2
Copper production (millions of recoverable pounds)	665	601
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the U.S. copper mines.

Our consolidated copper production and sales volumes from the U.S. copper mines in 2025 were higher than 2024 volumes, primarily reflecting higher operating rates. U.S. copper sales are estimated to approximate 1.4 billion pounds in 2026. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper and Molybdenum
The following table summarizes unit net cash costs and gross profit per pound at our U.S. copper mines for the two years ended December 31, 2025. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2025				2024
	By-		Co-Product Method		By-		Co-Product Method
	Product Method		Copper	Molyb- denum[a]	Product Method		Copper	Molyb- denum[a]
Revenues	$4.91		$4.91	$21.39	$4.29		$4.29	$20.13
Site production and delivery, before net noncash
and other costs shown below	3.51		3.10	16.41	3.46		3.10	16.20
By-product credits	(0.59)		—	—	(0.48)		—	—
Treatment charges	0.13		0.12	—	0.13		0.12	—
Unit net cash costs	3.05		3.22	16.41	3.11		3.22	16.20
DD&A	0.40		0.35	1.28	0.34		0.31	1.19
Noncash and other costs, net	0.16	[b]	0.15	0.38	0.19	[b]	0.18	0.36
Total unit costs	3.61		3.72	18.07	3.64		3.71	17.75
Gross profit per pound	$1.30		$1.19	$3.32	$0.65		$0.58	$2.38

Copper sales (millions of recoverable pounds)	1,301		1,301		1,263		1,263
Molybdenum sales (millions of recoverable pounds)[a]				34				30
a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $0.07 per pound of copper in 2025 and $0.05 per pound of copper in 2024 for feasibility and optimization studies. Also, includes charges totaling $0.05 per pound of copper in 2024 for metals inventory adjustments.

Our U.S. copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for the U.S. copper mines of $3.05 per pound of copper in 2025 were lower than average unit net cash costs of $3.11 per pound of copper in 2024, primarily reflecting higher by-product credits and copper volumes, partly offset by higher costs for labor and supplies.

Because certain assets are depreciated on a straight-line basis, the U.S.’s average unit depreciation rate may vary with asset additions and the level of copper production and sales.

Average unit net cash costs (net of by-product credits) for our U.S. copper mines are expected to approximate $2.96 per pound of copper for the year 2026, based on achievement of current sales volume and cost estimates and assuming an average price of $20.00 per pound of molybdenum. Our U.S. copper mines’ average unit net cash costs for the year 2026 would change by approximately $0.05 per pound for each $2 per pound change in the average price of molybdenum.

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

Development Activities. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further discussion of risks associated with development projects.

At the El Abra operations in Chile, we have completed substantial drilling and evaluations and have identified a large sulfide reserve in support of a potential major mill project similar to the large-scale concentrator at Cerro Verde. The project could result in the addition of over 700 million pounds of copper production per year. At

December 31, 2025, our preliminary estimated consolidated recoverable proven and probable mineral reserves included 17.5 billion pounds of copper associated with this potential mill project at El Abra.

We have advanced preparation of our permitting application and plan to submit an environmental impact statement to Chile regulatory authorities in the first half of 2026. Preliminary estimates, which remain under review, indicate that the project economics would be supported using an incentive copper price of less than $4.00 per pound. The decision to proceed with and timing of the potential project will take into account overall copper market conditions, required permitting and other factors.

In December 2025, Cerro Verde entered into an agreement with SEDAPAR, the municipal water and sanitation services provider in the Arequipa region, to expand the existing wastewater treatment plant and complete additional infrastructure projects, for the benefit of Arequipa’s population. The agreement provides Cerro Verde with preferential rights to a portion of the treated water and secures long-term access to water to support its operations. Refer to Note 11 for further discussion.

Operating Data. Following is summary consolidated operating data for our South America operations for the years ended December 31:

	2025	2024
Copper (millions of recoverable pounds)
Production	1,064	1,168
Sales	1,073	1,177
Average realized price per pound	$4.79	$4.16

Molybdenum (millions of recoverable pounds)
Production[a]	21	20

Leach operations
Leach ore placed in stockpiles (metric tons per day)	148,700	164,300
Average copper ore grade (%)	0.41	0.42
Copper production (millions of recoverable pounds)	263	295

Mill operations
Ore milled (metric tons per day)	407,900	415,500
Average ore grade (%):
Copper	0.30	0.33
Molybdenum	0.01	0.01
Copper recovery rate (%)	84.3	83.6
Copper production (millions of recoverable pounds)	801	873
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the Cerro Verde mine.

Our consolidated copper production and sales volumes from our South America operations in 2025 were lower than 2024 volumes, primarily reflecting lower ore grades and operating rates. South America copper sales volumes are expected to approximate 1.1 billion in 2026. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper
The following table summarizes unit net cash costs and gross profit per pound of copper at our South America operations for the two years ended December 31, 2025. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America operations also had sales of molybdenum and silver. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2025			2024
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$4.79		$4.79	$4.16		$4.16
Site production and delivery, before net noncash
and other costs shown below	2.82		2.56	2.63	[a]	2.43
By-product credits	(0.47)		—	(0.34)		—
Treatment charges	0.07		0.07	0.16		0.16
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.43		2.64	2.46		2.60
DD&A	0.41		0.37	0.38		0.35
Noncash and other costs, net	0.11	[b]	0.10	0.08	[b]	0.07
Total unit costs	2.95		3.11	2.92		3.02
Revenue adjustments, primarily for pricing on
prior period open sales	0.05		0.05	0.03		0.03
Gross profit per pound	$1.89		$1.73	$1.27		$1.17

Copper sales (millions of recoverable pounds)	1,073		1,073	1,177		1,177
a.Includes $0.08 per pound of copper for nonrecurring labor-related charges at Cerro Verde associated with new CLAs.
b.Includes $0.06 per pound of copper in 2025 and $0.05 per pound of copper in 2024 for feasibility and optimization studies.

Our South America operations have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for South America operations of $2.43 per pound of copper in 2025 were slightly lower than average unit net cash costs of $2.46 per pound in 2024, primarily reflecting higher by-product credits and lower treatment charges, partly offset by the impact of lower copper volumes and higher labor costs, including employee profit-sharing.

Revenues from Cerro Verde’s copper concentrate sales are recorded net of treatment charges, which will vary with market conditions, sales volumes and the price of copper. The year 2025 reflects lower treatment charge rates as a result of favorable market conditions.

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

Average unit net cash costs (net of by-product credits) for South America operations are expected to approximate $2.58 per pound of copper for the year 2026, based on achievement of current sales volume and cost estimates and assuming an average price of $20.00 per pound of molybdenum.

Indonesia
PTFI operates one of the world’s largest copper and gold mines at the Grasberg minerals district in Central Papua, Indonesia. PTFI produces copper concentrate that contains significant quantities of gold and silver. We have a 48.76% ownership interest in PTFI and manage its operations. PTFI's results are consolidated in our financial statements. With the completion of PTFI’s downstream processing facilities, PTFI is a fully integrated producer of refined copper and gold.

Operating, Development and Exploration Activities. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further discussion of risks associated with development projects, exploration activities and development of underground mining.

Over a multi-year investment period, PTFI has successfully commissioned three large-scale underground mines in the Grasberg minerals district (Grasberg Block Cave, DMLZ and Big Gossan) and related expansion of the milling facilities. At normal operating rates, PTFI’s underground operations produce approximately 1.7 billion pounds of copper and 1.3 million ounces of gold per year and are among the lowest cost operations in the world. Production of 1.0 billion pounds of copper and 0.9 million ounces of gold during 2025 primarily reflects the impact of the temporary suspension of operations at the Grasberg Block Cave underground mine since September 2025, which is expected to begin a phased restart and ramp-up in second-quarter 2026.

Production from PTFI’s underground mines is expected to continue through 2041 and an extension of PTFI’s operating rights beyond 2041 would extend the lives of these mines. Refer to “Long-term Mining Rights” below for further discussion.

PTFI is also conducting exploration in the Grasberg minerals district targeting the potential extension of significant mineralization below the DMLZ underground mine.

Grasberg Minerals District Mud Rush Incident. On September 8, 2025, PTFI experienced an external mud rush incident that resulted in seven fatalities. Mining operations were temporarily suspended to prioritize the recovery of the seven team members fatally injured and to conduct investigations. Following the mud rush incident, PTFI has been engaged in activities to address the incident and advance preparation for a safe and sustainable restart of operations.

In late October 2025, PTFI restarted operations at the unaffected DMLZ and Big Gossan underground mines. Investigations and remedial plans were completed in fourth-quarter 2025 and a phased restart and ramp-up of the Grasberg Block Cave underground mine is anticipated to begin in second-quarter 2026.

The plan includes a restart of Production Blocks 2 and 3 in second-quarter 2026 and the potential restart of operations in Production Block 1 during 2027. Based on current estimates, PTFI expects approximately 85% of its total production at normal operating rates to be restored in the second half of 2026. Key milestones required for initiating production in Production Blocks 2 and 3, including mud removal in mine workings, repairs of supporting infrastructure and installation of protective barriers, are progressing on schedule.

PTFI is seeking recovery of damages under its property and business interruption insurance policies, which cover up to $1.0 billion in losses (subject to a limit of $0.7 billion on underground incidents), after a $0.5 billion deductible.

Refer to Note 10 for further discussion.

Kucing Liar. Since 2022, PTFI has conducted long-term mine development activities at its Kucing Liar deposit in the Grasberg minerals district. During 2025, PTFI completed studies to evaluate the potential to expand the footprint of the deposit which was previously designed to operate at a long-term rate of 90,000 metric tons of ore per day. The studies identified a low-cost expansion opportunity to increase Kucing Liar’s design capacity to 130,000 metric tons of ore per day and increase Kucing Liar’s reserves by approximately 20%. At December 31, 2025, PTFI’s preliminary estimates of Kucing Liar reserves approximate 8 billion pounds of copper and 8 million ounces of gold to be recovered through 2041, an increase from previous estimates of 7 billion pounds of copper and 6 million ounces of gold. Under the new design, average annual Kucing Liar production at full rates would approximate 750 million pounds of copper and 735 thousand ounces of gold (an increase of more than 35% from prior estimates). The economic studies took into account an approximate 10% increase in Kucing Liar capital ($0.5 billion), impact to operating rates at the Grasberg Block Cave underground mine and reduction of capital expenditures associated with PTFI’s mine operations in connection with the processing of higher pyrite ore.

At December 31, 2025, PTFI had incurred approximately $1.1 billion for Kucing Liar, and capital investments are estimated to approximate an additional $4 billion through 2033 (averaging approximately $0.5 billion per year). Initial production is expected to commence ramping up in the 2030 timeframe.

Downstream Processing Facilities. PTFI’s smelter and PT Smelting smelt and refine copper concentrate from PTFI, and the PMR processes anode slimes from the smelter and PT Smelting.

During 2024, construction of PTFI’s smelter in Eastern Java, Indonesia, was completed. In October 2024, during start-up activities, a fire occurred that required temporary suspension of smelting operations to complete repairs. Operations commenced in May 2025, following completion of repairs, and in July 2025, PTFI’s smelter produced its first copper cathode. As part of start-up activities, PTFI commenced gold production from the PMR in December 2024 and operated on a limited basis during 2025, primarily processing anode slimes from PT Smelting.

Following the September 2025 mud rush incident, smelting operations in Indonesia at both PTFI’s smelter and
PT Smelting were temporarily suspended during fourth-quarter 2025 as a result of limited copper concentrate availability. PT Smelting restarted operations in late December 2025 and is expected to operate at reduced rates pending the anticipated second-quarter 2026 restart of mining at the Grasberg Block Cave underground mine. Shipments to PTFI’s smelter are expected to recommence in the second half of 2026, pending the successful ramp up of mining operations. We expect higher variability between PTFI’s production and sales until its downstream processing facilities achieve normalized operating rates.

Natural Gas Facilities. PTFI plans to transition its existing energy source from coal to natural gas, which would meaningfully reduce PTFI’s greenhouse gas emissions at the Grasberg minerals district. Following the September 2025 mud rush incident, PTFI’s planned investments for a new gas-fired combined cycle facility have been deferred with start-up and commissioning of the new facility scheduled in the second half of 2029. Once complete, PTFI’s dual-fuel power plant and the new gas-fired combined cycle facility will be fueled by natural gas supplied by a floating liquefied natural gas storage and regassification unit.

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

PTFI is preparing its application for a long-term extension expected to cover the life of the resource, which is expected to be submitted during 2026. In connection with the extension, PTFI would pursue additional exploration, conduct studies for future additional development and expand its social programs. We expect to maintain our ownership interest in PTFI of approximately 49% through 2041 and hold approximately 37% beginning in 2042, following the transfer of an additional interest in PTFI to an Indonesia state-owned enterprise. We expect the existing governance agreements would continue over the life of the resource.

Refer to Notes 10 and 11 for further discussion of Indonesia regulatory matters, including its special mining business license (IUPK).

Operating Data. Following is summary consolidated operating data for Indonesia operations for the years ended December 31:

	2025	2024
Copper (millions of recoverable pounds)
Production	1,015	1,800
Sales	1,205	1,632
Average realized price per pound	$4.53	$4.19

Gold (thousands of recoverable ounces)
Production	937	1,861
Sales	1,050	1,817
Average realized price per ounce	$3,418	$2,418

Ore extracted and milled (metric tons per day):
Grasberg Block Cave underground mine	78,400	133,800
DMLZ underground mine	54,300	64,900
Big Gossan underground mine	6,000	8,000
Other adjustments	(600)	1,700
Total	138,100	208,400

Average ore grade:
Copper (%)	1.10	1.27
Gold (grams per metric ton)	0.77	1.00
Recovery rates (%):
Copper	87.9	88.4
Gold	75.7	76.9

PTFI’s consolidated copper and gold production and sales volumes in 2025 were significantly lower than 2024 volumes, reflecting the impact of the September 2025 mud rush incident.

Historically, PTFI recognized concentrate sales upon loading of shipments; however, PTFI’s future concentrate production will be processed by PT Smelting and its smelter, and refined sales will be recognized after processing and sale of the metal. Accordingly, PTFI may experience higher variability between production volumes and sales volumes.

For the year 2026, copper and gold production volumes are expected to exceed sales volumes, reflecting deferrals of approximately 100 million pounds of copper and 100 thousand ounces of gold associated with inventory held at PTFI’s smelting operations. Consolidated sales volumes from PTFI are expected to approximate 0.9 billion pounds of copper and 0.8 million ounces of gold for the year 2026. Based on current estimates, approximately 78% of PTFI’s copper sales and 75% of PTFI’s gold sales in 2026 are expected to occur in the second half of the year, reflecting a phased restart and ramp-up of the Grasberg Block Cave underground mine beginning in second-quarter 2026.

Projected sales volumes are dependent on operational performance; the timing of restarting and ramping up the Grasberg Block Cave underground mine at PTFI, which is currently expected to begin in second-quarter 2026; weather-related conditions; and other factors detailed in the “Cautionary Statement” below.

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

Gross Profit per Pound of Copper and per Ounce of Gold
The following table summarizes the unit net cash (credits) costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the two years ended December 31, 2025. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash (credits) costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	2025				2024
	By- Product		Co-Product Method		By- Product		Co-Product Method
	Method		Copper	Gold	Method		Copper	Gold
Revenues, excluding adjustments	$4.53		$4.53	$3,418	$4.19		$4.19	$2,418
Site production and delivery, before net noncash
and other costs shown below	1.86		1.10	828	1.64		0.98	566
Gold, silver and other by-product credits	(3.17)		—	—	(2.82)		—	—
Treatment charges	0.19		0.11	83	0.35		0.21	120
Export duties	0.28		0.16	127	0.28		0.17	96
Royalty on metals	0.29		0.17	129	0.27		0.16	92
Unit net cash (credits) costs	(0.55)		1.54	1,167	(0.28)		1.52	874
DD&A	0.91	[a]	0.53	402	0.73		0.44	252
Noncash and other costs, net	0.89	[b]	0.53	397	0.22	[c]	0.13	77
Total unit costs	1.25		2.60	1,966	0.67		2.09	1,203
Revenue adjustments, primarily for pricing on
prior period open sales	0.02		0.02	13	0.01		0.01	(2)
Gross profit per pound/ounce	$3.30		$1.95	$1,465	$3.53		$2.11	$1,213

Copper sales (millions of recoverable pounds)	1,205		1,205		1,632		1,632
Gold sales (thousands of recoverable ounces)				1,050				1,817
a.Includes idle facility costs resulting from the September 2025 mud rush incident totaling $0.10 per pound of copper.
b.Includes (i) $0.52 per pound of copper for idle facility costs and direct recovery expenses associated with the September 2025 mud rush incident, (ii) $0.18 per pound of copper for operational readiness and start-up costs associated with PTFI’s downstream processing facilities, (iii) $0.07 per pound of copper for asset impairments and write-offs, (iv) $0.05 per pound of copper for remediation costs related to the October 2024 fire incident at the smelter and (v) $0.03 per pound of copper for idle facility related tolling fees as a result of PT Smelting’s planned major maintenance turnaround.
c.Includes $0.09 per pound of copper for ARO adjustments and $0.08 per pound of copper for operational readiness and startup costs associated with PTFI’s downstream processing facilities.

A significant portion of PTFI’s costs are fixed and unit costs vary depending on volumes and other factors. PTFI’s unit net cash credits (including gold, silver and other by-product credits and excluding idle facility costs and direct recovery expenses totaling $625 million associated with the September 2025 mud rush incident) of $0.55 per pound of copper in 2025 were favorable compared to the unit net cash credits (net of gold, silver and other by-product credits) of $0.28 per pound of copper in 2024, primarily reflecting higher by-product credits and lower treatment charges, partly offset by lower copper volumes.

Treatment charges vary with market conditions, the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. The decrease in treatment charges in 2025 compared to 2024, primarily reflects lower treatment charge rates as a result of favorable market conditions.

Prior to the expiration of PTFI’s export license on September 16, 2025, export duties were assessed on its copper concentrate sales at a rate of 7.5%. Refer to Note 11 for further discussion.

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

PTFI’s average unit net cash credits (including by-product credits and excluding idle facility costs and restoration expenses associated with the September 2025 mud rush incident) are expected to approximate $1.13 per pound of copper for the year 2026, based on achievement of current sales volumes and cost estimates and assuming an average price of $4,000 per ounce of gold. PTFI’s average unit net cash credits are expected to improve throughout 2026 as PTFI’s operations and smelting activities are restarted. PTFI’s average unit net cash credits for the year 2026 would change by approximately $0.09 per pound of copper for each $100 per ounce change in the average price of gold. During the phased restart and ramp-up of operations in 2026, a portion of PTFI’s cost of sales are expected to be recognized as idle facility, which are non-inventoriable costs. Idle facility costs and restoration expenses are expected to total $0.9 billion for the year 2026.

PTFI’s projected sales volumes and unit net cash costs for the year 2026 are dependent on operational performance; the timing of restarting and ramping up the Grasberg Block Cave underground mine at PTFI, which is currently expected to begin in second-quarter 2026; weather-related conditions; and other factors. Refer to “Cautionary Statement” below, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further discussion of factors that could cause results to differ materially from projections.

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

Operating and Development Activities. Production from the Molybdenum mines totaled 37 million pounds of molybdenum in 2025 and 30 million pounds of molybdenum in 2024, primarily reflecting higher milling rates. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our primary molybdenum operations and from our U.S. copper mines and Cerro Verde mine. Refer to “Outlook” for projected consolidated molybdenum sales volumes and to “Markets” for a discussion of molybdenum prices.

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

Average unit net cash costs for our Molybdenum mines of $15.78 per pound of molybdenum in 2025 were lower than $17.89 per pound of molybdenum in 2024, primarily reflecting higher volumes and lower contract labor costs. Average unit net cash costs for the Molybdenum mines are expected to approximate $16.60 per pound of molybdenum for the year 2026, based on achievement of current sales volumes and cost estimates. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

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

We manufacture continuous cast copper rod at our U.S. rod facilities primarily using copper produced at our U.S. copper mines and processing facilities. Rod production from these facilities approximated one billion pounds of copper for each of the last three years and is expected to approximate one billion pounds for the year 2026.

Our Miami smelter in Arizona has been operating for over 100 years and has been upgraded numerous times during that period to implement new technologies, improve production and comply with air quality requirements. Major maintenance turnarounds are anticipated to occur approximately every three to four years for the Miami smelter. In 2025, the Miami smelter performed a major maintenance turnaround and incurred maintenance charges and idle facility costs of approximately $73 million.

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During the year 2025, Atlantic Copper’s copper concentrate purchases included 77% from third parties and 23% from our copper mining operations. Atlantic Copper’s treatment charges, which consist of a base rate per pound of copper and per ounce of gold, are generally fixed and represent a cost to our mining operations and income to Atlantic Copper (i.e., higher treatment charges benefit our Atlantic Copper operations). Our U.S. copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our Miami smelter and El Paso refinery.

We defer recognizing profits on sales from our mining operations to Atlantic Copper until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions (reductions) to operating income totaling $118 million ($44 million to net income attributable to common stock) in 2025 and $21 million ($(3) million to net income attributable to common stock) in 2024. Our net deferred profits on our inventories at Atlantic Copper to be recognized in future periods’ operating income totaled $122 million ($40 million to net income attributable to common stock) at December 31, 2025. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Refer to “Consolidated Results,” and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further discussion of our energy requirements and related costs.

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

Based on current sales volume (which assumes a phased restart and ramp-up of the Grasberg Block Cave underground mine at PTFI beginning in second-quarter 2026), cost and metal price estimates and planned capital expenditures discussed in “Outlook,” our available cash and cash equivalents plus our projected consolidated operating cash flows of approximately $8 billion for the year 2026 exceed our expected consolidated capital expenditures of $4.3 billion.

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

At December 31, 2025, we had $3.8 billion of consolidated cash and cash equivalents, and FCX, PTFI and Cerro Verde have $3.0 billion, $1.5 billion and $350 million, respectively, of availability under their revolving credit facilities.

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

At December 31, 2025, our net debt totaled $2.3 billion, which excludes $3.2 billion of debt for PTFI’s downstream processing facilities. Refer to “Net Debt” for further discussion.

On December 17, 2025, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on February 2, 2026, to shareholders of record as of January 15, 2026. The base and variable dividends on our common stock totaled $0.60 per share for 2025, comprised of a $0.30 per share base dividend and $0.30 per share variable dividend.

As of December 31, 2025 we have acquired a total of 52 million shares ($38.51 average cost per share) and have $3.0 billion available under our current share repurchase program. We had 1.4 billion shares of common stock outstanding at December 31, 2025. Refer to Note 8 for further discussion.

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

Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, and “Cautionary Statement” below for further discussion.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share and withholding taxes, at December 31, 2025 (in billions):

Cash at domestic companies	$1.8
Cash at international operations	2.0
Total consolidated cash and cash equivalents	3.8
Noncontrolling interests’ share	(0.9)
Cash, net of noncontrolling interests’ share	2.9
Withholding taxes	(0.1)
Net cash available	$2.8

Cash held at our international operations is generally used to support our foreign operations’ capital expenditures, operating expenses, debt repayments, working capital or other cash needs. Management believes that sufficient liquidity is available in the U.S. from cash balances and availability from our revolving credit facility. We elected to not permanently reinvest earnings from our foreign subsidiaries, and we recorded deferred tax liabilities for foreign earnings that are available to be repatriated to the U.S. From time to time, our foreign subsidiaries distribute earnings to the U.S. through dividends that are subject to applicable withholding taxes and noncontrolling interests’ share. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further discussion of our holding company structure and the potential impact of changes in tax laws.

Debt
At December 31, 2025, consolidated debt totaled $9.4 billion, with a weighted-average interest rate of 5.2%. Substantially all of our outstanding debt is fixed-rate and our total debt has an average remaining duration of approximately eight years. There are no senior note maturities scheduled in 2026 and $1.3 billion scheduled in 2027.

At December 31, 2025, we had no borrowings and $5 million in letters of credit issued under our $3.0 billion revolving credit facility, PTFI had $250 million in borrowings outstanding under its $1.75 billion revolving credit facility and Cerro Verde had no borrowings under its $350 million revolving credit facility. At December 31, 2025, Atlantic Copper had borrowings of $482 million outstanding under short-term lines of credit used for working capital requirements.

Refer to Note 6 for further discussion of debt.

Operating Activities
We generated consolidated operating cash flows of $5.6 billion in 2025 (net of $1.3 billion for working capital and other uses) and $7.2 billion in 2024 (net of $29 million for working capital and other uses).

Lower operating cash flows in 2025, compared with 2024, primarily reflect lower copper and gold sales volumes, primarily resulting from the September 2025 mud rush incident at PTFI, partly offset by higher copper and gold prices. Operating cash flows for 2025 were also impacted by higher working capital and other uses primarily related to an increase in accounts receivable associated with higher prices and the timing of sales and associated collections, as well as higher tax payments in Indonesia, partly offset by increased accruals from the timing of purchases, and reserves associated with asbestos and talc claims.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $4.5 billion in 2025 and $4.8 billion in 2024, and include amounts for (i) major mining projects ($2.3 billion in 2025 and $2.1 billion in 2024), primarily associated with the underground development activities and supporting mill and power capital costs in the Grasberg minerals district and (ii) PTFI’s downstream processing facilities ($0.6 billion in 2025 and $1.2 billion in 2024).

Acquisition of Additional Ownership Interest in Cerro Verde. In September 2024, we purchased 5.3 million shares of Cerro Verde common stock for a total cost of $210 million, increasing our ownership interest in Cerro Verde to 55.08% from 53.56%.

Financing Activities
Debt Transactions. Net proceeds from debt totaled $0.4 billion in 2025, primarily related to borrowings by Atlantic Copper under short-term lines of credit used for working capital requirements.

Net repayments of debt totaled $0.5 billion in 2024, including the repayment of our 4.55% Senior Notes that matured in November 2024 totaling $730 million, partly offset by $250 million in borrowings under the PTFI revolving credit facility that were used to fund capital expenditures for PTFI’s downstream processing facilities.

Cash Dividends on Common Stock. We paid cash dividends on our common stock totaling $0.9 billion in 2025 and in 2024. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, and “Cautionary Statement” below.

Cash Dividends and Distributions Paid to Noncontrolling Interests. Cash dividends and distributions paid to noncontrolling interests at our international operations totaled $1.3 billion (including $1.0 billion from PTFI) in 2025 and $1.8 billion (including $1.4 billion from PTFI) in 2024. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Treasury Stock Purchases. We acquired 2.9 million shares of our common stock for a total cost of $107 million ($36.41 average cost per share) under the share repurchase program in 2025, and 1.2 million shares of our common stock for a total cost of $59 million ($50.48 average cost per share) in 2024. Refer to Note 8 for further discussion.

CONTINGENCIES

Environmental Obligations and AROs
Refer to Note 10 and “Critical Accounting Estimates,” and Items 1. and 2. “Business and Properties” and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further discussion about contingencies associated with environmental matters and AROs.

For 2026, we expect to incur approximately $0.7 billion of aggregate environmental capital expenditures and other environmental costs and $0.2 billion in aggregate ARO expenditures.

Leases
Refer to Note 11, and Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for information about lease commitments.

Litigation and Other Contingencies
Refer to Note 10, and Item 1A. “Risk Factors” and Item 3. “Legal Proceedings” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further discussion of contingencies associated with legal proceedings and other matters, including tax and Indonesia regulatory matters.

DISCLOSURES ABOUT MARKET RISKS

Commodity Price Risk
Our 2025 consolidated revenues from our copper mining operations include the sale of copper concentrate, copper cathode, copper rod, gold, silver, molybdenum and other metals; the sale of molybdenum in various forms by our molybdenum operations; and the sale of copper and gold in various forms by Atlantic Copper and PTFI’s downstream processing facilities. Our financial results will vary with fluctuations in the market prices of the commodities we produce, primarily copper and gold, and to a lesser extent molybdenum. Refer to “Outlook” for projected sensitivities of our operating cash flow to changes in commodity prices. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025, for further discussion of financial risks associated with fluctuations in the market prices of the commodities we sell.

During 2025, our mined copper was sold 43% in concentrate, 33% as cathode and 24% as rod. All of our copper concentrate and some cathode sales contracts provide final copper pricing in a specified future month (generally one to four months from the shipment date) based primarily on quoted LME monthly average copper settlement prices. We receive market prices based on prices in the specified future period, which results in price fluctuations recorded through revenues until the date of settlement. We record revenues and invoice customers at the time of shipment based on then-current LME prices, which results in an embedded derivative on our provisionally priced concentrate and cathode sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper prices, the opposite occurs.

Following are the favorable impacts of net adjustments to the prior years’ provisionally priced copper sales for the years ended December 31 (in millions, except per share amounts):

	2025	2024
Revenues	$63	$28
Net income attributable to common stock	$21	$9
Net income per share attributable to common stock	$0.01	$0.01

At December 31, 2025, we had provisionally priced copper sales at our copper mining operations totaling 152 million pounds of copper (net of intercompany sales and noncontrolling interests) recorded at an average price of $5.64 per pound, subject to final pricing over the next several months. We estimate that each $0.05 change in the price realized from the December 31, 2025, provisional price recorded would have an approximate $13 million effect on 2026 revenues ($5 million to net income attributable to common stock). The LME copper settlement price closed at $5.97 per pound on February 12, 2026.

Foreign Currency Exchange Risk
The functional currency for most of our operations is the U.S. dollar. Substantially all of our revenues and a significant portion of our costs are denominated in U.S. dollars; however, some costs and certain asset and liability accounts are denominated in local currencies, including the Indonesia rupiah, Peruvian sol, Chilean peso and euro. We recognized foreign currency translation gains on balances denominated in foreign currencies totaling $34 million in 2025 and $17 million in 2024. Generally, our operating results are positively affected when the U.S. dollar strengthens in relation to those foreign currencies and are adversely affected when the U.S. dollar weakens in relation to those foreign currencies.

Following is a summary of estimated annual payments and the impact of changes in foreign currency rates on our annual operating costs:

	Exchange Rate per $1 at December 31,		Estimated Annual Payments		10% Change in Exchange Rate (in millions of U.S. dollars)[a]
	2025	2024	(in local currency)	(in millions of U.S. dollars)[b]	Increase	Decrease
Indonesia
Rupiah	16,698	16,081	18.4 trillion	$1,102	$(100)	$122
Australian dollar	1.49	1.61	352 million	$236	$(21)	$26
South America
Peruvian sol	3.37	3.77	2.2 billion	$653	$(59)	$73
Chilean peso	907	996	270 billion	$298	$(27)	$33
Spain
Euro	0.85	0.96	173 million	$203	$(18)	$23
a.Reflects the estimated impact on annual operating costs assuming a 10% increase or decrease in the exchange rate reported at December 31, 2025.
b.Based on exchange rates at December 31, 2025.

Interest Rate Risk
At December 31, 2025, we had total future debt maturities based on principal amounts of $9.4 billion, of which 93% was fixed-rate debt. The table below presents average interest rates for our scheduled maturities of principal for our outstanding debt and the related fair values at December 31, 2025 (in millions, except percentages):

	2026	2027	2028	2029	2030	Thereafter	Fair Value
Fixed-rate debt	$24	$1,321	$925	$477	$1,048	$4,940	$8,801
Average interest rate	0.3%	5.0%	4.2%	5.2%	4.4%	5.6%	5.2%

Variable-rate debt	$442	$—	$250	$—	$—	$—	$692
Average interest rate	4.1%	—%	5.4%	—%	—%	—%	4.6%

NEW ACCOUNTING STANDARDS

Refer to Note 1 for discussion of recently issued accounting standards and their projected impact on our future consolidated financial statements and disclosures.

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

	As of December 31, 2025
Current portion of debt	$466
Long-term debt, less current portion	8,913
Consolidated debt	9,379
Less: consolidated cash and cash equivalents	3,824
FCX net debt	5,555
Less: debt for PTFI’s downstream processing facilities	3,235	[a]
FCX net debt, excluding debt for PTFI’s downstream processing facilities	$2,320
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

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$6,392		$6,392	$719	$245	$7,356
Site production and delivery, before net noncash and other costs shown below	4,566		4,034	551	180	4,765
By-product credits	(765)		—	—	—	—
Treatment charges	164		154	—	10	164
Net cash costs	3,965		4,188	551	190	4,929
DD&A	519		463	43	13	519
Noncash and other costs, net	212	[c]	195	13	4	212
Total costs	4,696		4,846	607	207	5,660
Other revenue adjustments, primarily for pricing on prior period open sales	5		5	—	—	5
Gross profit	$1,701		$1,551	$112	$38	$1,701

Copper sales (millions of recoverable pounds)	1,301		1,301
Molybdenum sales (millions of recoverable pounds)[a]				34

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.91		$4.91	$21.39
Site production and delivery, before net noncash and other costs shown below	3.51		3.10	16.41
By-product credits	(0.59)		—	—
Treatment charges	0.13		0.12	—
Unit net cash costs	3.05		3.22	16.41
DD&A	0.40		0.35	1.28
Noncash and other costs, net	0.16	[c]	0.15	0.38
Total unit costs	3.61		3.72	18.07
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	—
Gross profit per pound	$1.30		$1.19	$3.32

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$7,356		$4,765	$519
Treatment charges	(10)		154	—
Noncash and other costs, net	—		212	—
Other revenue adjustments, primarily for pricing on prior period open sales	5		—	—
Eliminations and other	34		46	—
U.S. copper mines	7,385		5,177	519
Other mining[d]	25,107		17,263	1,673
Corporate, other & eliminations[e]	(6,577)		(6,066)	52
As reported in our consolidated financial statements	$25,915		$16,374	$2,244
a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $86 million ($0.07 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for South America and Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
e.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues	$5,417		$5,417	$608	$186	$6,211
Site production and delivery, before net noncash and other costs shown below	4,362		3,911	489	152	4,552
By-product credits	(604)		—	—	—	—
Treatment charges	169		161	—	8	169
Net cash costs	3,927		4,072	489	160	4,721
DD&A	439		394	36	9	439
Noncash and other costs, net	235	[c]	222	11	2	235
Total costs	4,601		4,688	536	171	5,395
Gross profit	$816		$729	$72	$15	$816

Copper sales (millions of recoverable pounds)	1,263		1,263
Molybdenum sales (millions of recoverable pounds)[a]				30

Gross profit per pound of copper/molybdenum:

Revenues	$4.29		$4.29	$20.13
Site production and delivery, before net noncash and other costs shown below	3.46		3.10	16.20
By-product credits	(0.48)		—	—
Treatment charges	0.13		0.12	—
Unit net cash costs	3.11		3.22	16.20
DD&A	0.34		0.31	1.19
Noncash and other costs, net	0.19	[c]	0.18	0.36
Total unit costs	3.64		3.71	17.75
Gross profit per pound	$0.65		$0.58	$2.38

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$6,211		$4,552	$439
Treatment charges	(4)		165	—
Noncash and other costs, net	—		235	—
Eliminations and other	33		44	—
U.S. copper mines	6,240		4,996	439
Other mining[d]	25,337		16,246	1,744
Corporate, other & eliminations[e]	(6,122)		(5,688)	58
As reported in our consolidated financial statements	$25,455		$15,554	$2,241
a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $62 million ($0.05 per pound of copper) for feasibility and optimization studies. Also, includes charges totaling $60 million ($0.05 per pound of copper) for metals inventory adjustments.
d.Represents the combined total for South America and Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
e.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$5,139		$5,139	$559	$5,698
Site production and delivery, before net noncash and other costs shown below	3,024		2,751	333	3,084
By-product credits	(500)		—	—	—
Treatment charges	73		73	—	73
Royalty on metals	9		8	1	9
Net cash costs	2,606		2,832	334	3,166
DD&A	445		401	44	445
Noncash and other costs, net	114	[b]	107	7	114
Total costs	3,165		3,340	385	3,725
Other revenue adjustments, primarily for pricing on prior period open sales	54		54	1	55
Gross profit	$2,028		$1,853	$175	$2,028

Copper sales (millions of recoverable pounds)	1,073		1,073

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.79		$4.79
Site production and delivery, before net noncash and other costs shown below	2.82		2.56
By-product credits	(0.47)		—
Treatment charges	0.07		0.07
Royalty on metals	0.01		0.01
Unit net cash costs	2.43		2.64
DD&A	0.41		0.37
Noncash and other costs, net	0.11	[b]	0.10
Total unit costs	2.95		3.11
Other revenue adjustments, primarily for pricing on prior period open sales	0.05		0.05
Gross profit per pound	$1.89		$1.73

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$5,698		$3,084	$445
Treatment charges	(73)		—	—
Royalty on metals	(9)		—	—
Noncash and other costs, net	—		114	—
Other revenue adjustments, primarily for pricing on prior period open sales	55		—	—
Eliminations and other	1		(2)	—
South America operations	5,672		3,196	445
Other mining[c]	26,820		19,244	1,747
Corporate, other & eliminations[d]	(6,577)		(6,066)	52
As reported in our consolidated financial statements	$25,915		$16,374	$2,244
a.Includes silver sales of 3.3 million ounces ($47.70 per ounce average realized price) and sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $67 million ($0.06 per pound of copper) for feasibility and optimization studies.
c.Represents the combined total for U.S copper mines, Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
d.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Year Ended December 31, 2024
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$4,894		$4,894	$446	$5,340
Site production and delivery, before net noncash and other costs shown below	3,094	[b]	2,865	281	3,146
By-product credits	(394)		—	—	—
Treatment charges	193		193	—	193
Royalty on metals	8		7	1	8
Net cash costs	2,901		3,065	282	3,347
DD&A	446		409	37	446
Noncash and other costs, net	87	[c]	85	2	87
Total costs	3,434		3,559	321	3,880
Other revenue adjustments, primarily for pricing on prior period open sales	32		33	(1)	32
Gross profit	$1,492		$1,368	$124	$1,492

Copper sales (millions of recoverable pounds)	1,177		1,177

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.16		$4.16
Site production and delivery, before net noncash and other costs shown below	2.63	[b]	2.43
By-product credits	(0.34)		—
Treatment charges	0.16		0.16
Royalty on metals	0.01		0.01
Unit net cash costs	2.46		2.60
DD&A	0.38		0.35
Noncash and other costs, net	0.08	[c]	0.07
Total unit costs	2.92		3.02
Other revenue adjustments, primarily for pricing on prior period open sales	0.03		0.03
Gross profit per pound	$1.27		$1.17

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$5,340		$3,146	$446
Treatment charges	(193)		—	—
Royalty on metals	(8)		—	—
Noncash and other costs, net	—		87	—
Other revenue adjustments, primarily for pricing on prior period open sales	32		—	—
Eliminations and other	—		(3)	—
South America operations	5,171		3,230	446
Other mining[d]	26,406		18,012	1,737
Corporate, other & eliminations[e]	(6,122)		(5,688)	58
As reported in our consolidated financial statements	$25,455		$15,554	$2,241
a.Includes silver sales of 3.6 million ounces ($29.35 per ounce average realized price) and sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes $97 million ($0.08 per pound of copper) of nonrecurring labor-related charges at Cerro Verde associated with new CLAs
c.Includes charges totaling $57 million ($0.05 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for U.S. copper mines, Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
e.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Year Ended December 31, 2025
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$5,463		$5,463		$3,588	$214	$9,265
Site production and delivery, before net noncash and other costs shown below	2,246		1,324		870	52	2,246
By-product credits	(3,817)		—		—	—	—
Treatment charges	225		133		87	5	225
Export duties	337		197		133	7	337
Royalty on metals	345		205		135	5	345
Net cash (credits) costs	(664)		1,859		1,225	69	3,153
DD&A	1,090	[b]	643		422	25	1,090
Noncash and other costs, net	1,075	[c,d]	634		416	25	1,075
Total costs	1,501		3,136		2,063	119	5,318
Other revenue adjustments, primarily for pricing on prior period open sales	19		19		14	1	34
Gross profit	$3,981		$2,346		$1,539	$96	$3,981

Copper sales (millions of recoverable pounds)	1,205		1,205
Gold sales (thousands of recoverable ounces)					1,050

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.53		$4.53		$3,418
Site production and delivery, before net noncash and other costs shown below	1.86		1.10		828
By-product credits	(3.17)		—		—
Treatment charges	0.19		0.11		83
Export duties	0.28		0.16		127
Royalty on metals	0.29		0.17		129
Unit net cash (credits) costs	(0.55)		1.54		1,167
DD&A	0.91	[b]	0.53		402
Noncash and other costs, net	0.89	[c,d]	0.53		397
Total unit costs	1.25		2.60		1,966
Other revenue adjustments, primarily for pricing on prior period open sales	0.02		0.02		13
Gross profit per pound/ounce	$3.30		$1.95		$1,465

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$9,265		$2,246		$1,090
Treatment charges	5		230	[e]	—
Export duties	(337)		—		—
Royalty on metals	(345)		—		—
Noncash and other costs, net	—		1,075		—
Other revenue adjustments, primarily for pricing on prior period open sales	34		—		—
Eliminations and other	—		—		4
Indonesia operations	8,622		3,551		1,094
Other mining[f]	23,870		18,889		1,098
Corporate, other & eliminations[g]	(6,577)		(6,066)		52
As reported in our consolidated financial statements	$25,915		$16,374		$2,244
a.Includes silver sales of 4.2 million ounces ($41.36 per ounce average realized price).
b.Includes $118 million ($0.10 per pound of copper) of idle facility costs associated with the September 2025 mud rush incident.
c.Includes charges totaling (i) $625 million ($0.52 per pound of copper) for idle facility costs and direct recovery expenses associated with the September 2025 mud rush incident, (ii) $81 million ($0.07 per pound of copper) associated with asset impairments and write-offs, (iii) $65 million ($0.05 per pound of copper) for remediation costs related to the October 2024 fire incident at the smelter and (iv) $39 million ($0.03 per pound of copper) associated with idle facility related tolling fees as a result of PT Smelting’s planned major maintenance turnaround.
d.Includes charges totaling $222 million ($0.18 per pound of copper) for operational readiness and startup costs associated with PTFI’s downstream processing facilities.
e.Primarily represents tolling costs paid to PT Smelting, and excludes idle facility related tolling fees included in noncash and other costs, net (refer to note c above).
f.Represents the combined total for U.S copper mines, South America operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
g.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Year Ended December 31, 2024
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$6,842		$6,842		$4,389	$218	$11,449
Site production and delivery, before net noncash and other costs shown below	2,681		1,602		1,028	51	2,681
By-product credits	(4,605)		—		—	—	—
Treatment charges	571		341		219	11	571
Export duties	457		273		175	9	457
Royalty on metals	433		260		167	6	433
Net cash (credits) costs	(463)		2,476		1,589	77	4,142
DD&A	1,193		713		457	23	1,193
Noncash and other costs, net	362	[b,c]	217		139	6	362
Total costs	1,092		3,406		2,185	106	5,697
Other revenue adjustments, primarily for pricing on prior period open sales	7		7		(1)	(1)	5
Gross profit	$5,757		$3,443		$2,203	$111	$5,757

Copper sales (millions of recoverable pounds)	1,632		1,632
Gold sales (thousands of recoverable ounces)					1,817

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.19		$4.19		$2,418
Site production and delivery, before net noncash and other costs shown below	1.64		0.98		566
By-product credits	(2.82)		—		—
Treatment charges	0.35		0.21		120
Export duties	0.28		0.17		96
Royalty on metals	0.27		0.16		92
Unit net cash (credits) costs	(0.28)		1.52		874
DD&A	0.73		0.44		252
Noncash and other costs, net	0.22	[b,c]	0.13		77
Total unit costs	0.67		2.09		1,203
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01		(2)
Gross profit per pound/ounce	$3.53		$2.11		$1,213

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$11,449		$2,681		$1,193
Treatment charges	(245)		326	[d]	—
Export duties	(457)		—		—
Royalty on metals	(433)		—		—
Noncash and other costs, net	—		362		—
Other revenue adjustments, primarily for pricing on prior period open sales	5		—		—
Eliminations and other	(1)		(1)		—
Indonesia operations	10,318		3,368		1,193
Other mining[e]	21,259		17,874		990
Corporate, other & eliminations[f]	(6,122)		(5,688)		58
As reported in our consolidated financial statements	$25,455		$15,554		$2,241
a.Includes silver sales of 6.9 million ounces ($28.52 per ounce average realized price).
b.Includes charges totaling $144 million ($0.09 per pound of copper) associated with ARO adjustments and $34 million ($0.02 per pound of copper) related to amounts capitalized in prior years associated with the construction of PTFI’s downstream processing facilities.
c.Includes charges totaling $133 million ($0.08 per pound of copper) for operational readiness and startup costs associated with PTFI’s downstream processing facilities and $28 million ($0.02 per pound of copper) for feasibility and optimization studies.
d.Represents tolling costs paid to PT Smelting.
e.Represents the combined total for U.S. copper mines, South America operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
f.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Years Ended December 31,
(In millions)	2025	2024
Revenues, excluding adjustments[a]	$792	$619
Site production and delivery, before net noncash and other costs shown below	539	508
Treatment charges and other	38	27
Net cash costs	577	535
DD&A	102	73
Noncash and other costs, net	24	22
Total costs	703	630
Gross profit (loss)	$89	$(11)

Molybdenum sales (millions of recoverable pounds)[a]	37	30

Gross profit (loss) per pound of molybdenum:

Revenues, excluding adjustments[a]	$21.66	$20.66
Site production and delivery, before net noncash and other costs shown below	14.75	16.99
Treatment charges and other	1.03	0.90
Unit net cash costs	15.78	17.89
DD&A	2.77	2.43
Noncash and other costs, net	0.66	0.73
Total unit costs	19.21	21.05
Gross profit (loss) per pound	$2.45	$(0.39)

Reconciliation to Amounts Reported

		Production
Year Ended December 31, 2025	Revenues	and Delivery	DD&A
Totals presented above	$792	$539	$102
Treatment charges and other	(38)	—	—
Noncash and other costs, net	—	24	—
Molybdenum mines	754	563	102
Other mining[b]	31,738	21,877	2,090
Corporate, other & eliminations[c]	(6,577)	(6,066)	52
As reported in our consolidated financial statements	$25,915	$16,374	$2,244

Year Ended December 31, 2024
Totals presented above	$619	$508	$73
Treatment charges and other	(27)	—	—
Noncash and other costs, net	—	22	—
Molybdenum mines	592	530	73
Other mining[b]	30,985	20,712	2,110
Corporate, other & eliminations[c]	(6,122)	(5,688)	58
As reported in our consolidated financial statements	$25,455	$15,554	$2,241

a.Reflects sales of the Molybdenum mines’ production to the molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.
b.Represents the combined total for U.S. copper mines, South America and Indonesia operations, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
c.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments,” which also includes amounts associated with the molybdenum sales company, including sales of molybdenum produced by the Molybdenum mines and by certain of the U.S. copper mines and Cerro Verde.

CAUTIONARY STATEMENT

Our discussion and analysis contain forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections or expectations relating to business outlook, strategy, goals or targets; repairs and remediation efforts and phased restart and ramp-up of production and downstream processing following the September 2025 mud rush incident at PTFI’s Grasberg Block Cave underground mine and the anticipated impact on our business, production, sales, results of operations and operating plans, and recoveries under insurance policies; global market conditions, including trade policies; ore grades and milling rates; production and sales volumes; higher variability between PTFI production and sales; unit net cash costs (credits) and operating costs; capital expenditures; operating plans, including mine sequencing; cash flows; liquidity; potential extension of PTFI’s IUPK beyond 2041; timing of shipments of inventoried production; our sustainability-related commitments and targets; our overarching commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; achievement of our 2030 climate targets and our 2050 net zero aspiration; improvements in operating procedures and technology innovations and applications; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal and environmental proceedings; debt repurchases; and the ongoing implementation of our financial policy and future returns to shareholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “could,” “to be,” “potential,” “assumptions,” “guidance,” “aspirations,” “future,” “commitments,” “pursues,” “initiatives,” “objectives,” “opportunities,” “strategy” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable), and timing and amount of any share repurchases are at the discretion of our Board and management, respectively, and are subject to a number of factors, including not exceeding our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board or management, as applicable. Our share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper and gold; changes in export duties and tariff rates; production rates; timing of shipments and sales; PTFI’s ability to repair mud rush incident-related damage, implement enhanced operating procedures, safely restart, with a phased ramp-up, and achieve full operating rates of production and downstream processing on the expected timeline and optimize production plans; recover amounts under insurance policies; resolve force majeure declarations and maintain relationships with commercial counterparties; price and availability of consumables and components we purchase as well as constraints on supply and logistics, and transportation services; changes in cash requirements, financial position, financing or investment plans; changes in general market, economic, geopolitical, regulatory or industry conditions, including market volatility regarding trade policies and tariff uncertainty; reductions in liquidity and access to capital; changes in tax laws and regulations; political and social risks, including the potential effects of violence in Indonesia, civil unrest in Peru, and relations with local communities and Indigenous Peoples; operational risks inherent in mining, with higher inherent risks in underground mining; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations, including the ability to smelt and refine or inventory; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; satisfaction of requirements in accordance with PTFI’s IUPK to extend mining rights from 2031 through 2041; process relating to the extension of PTFI’s IUPK beyond 2041; cybersecurity risks; any major public health crisis; labor relations, including labor-related work stoppages and increased costs; compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks, including availability of secure water supplies; impacts, expenses or results from litigation or investigations; tailings management; our ability to comply with our responsible production commitments under specific frameworks; and any changes to such frameworks and other factors described in more detail in Item 1A. “Risk Factors” contained in Part I of our annual report on Form 10-K for the year ended December 31, 2025.

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

Estimates of mineral reserves and mineral resources are subject to considerable uncertainty. Such estimates are, to a large extent, based on metal prices for the commodities we produce and interpretations of geologic data, which may not necessarily be indicative of future results or quantities ultimately recovered. Our annual report on Form 10-K for the year ended December 31, 2025, also includes forward-looking statements regarding mineral resources not included in proven and probable mineral reserves. A mineral resource, which includes measured, indicated and inferred mineral resources, is a concentration or occurrence of material of economic interest in or on the Earth’s crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. Such a deposit cannot qualify as recoverable proven and probable mineral reserves until legal and economic feasibility are confirmed based upon a comprehensive evaluation of development and operating costs, grades, recoveries and other material modifying factors. Accordingly, no assurance can be given that the estimated mineral resources will become proven and probable mineral reserves.

Our annual report on Form 10-K for the year ended December 31, 2025, also contains measures such as net debt and unit net cash costs (credits) per pound of copper and molybdenum, which are not recognized under U.S. GAAP. Refer to “Operations – Unit Net Cash Costs” and “Operations – Unit Net Cash (Credits) Costs” for further discussion of unit net cash costs (credits) associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs (credits) by operating division to production and delivery costs applicable to sales reported in our consolidated financial statements. Refer to “Net Debt” for reconciliations of consolidated debt, and consolidated cash and cash equivalents to net debt. For forward-looking unit net cash costs (credits) per pound of copper and molybdenum measures, we are unable to provide a reconciliation to the most comparable U.S. GAAP measure without unreasonable effort because estimating such U.S. GAAP measures and providing a meaningful reconciliation is extremely difficult and requires a level of precision that is unavailable for these future periods and the information needed to reconcile these measures is dependent upon future events, many of which are outside of our control as described above. Forward-looking non-U.S. GAAP measures are estimated consistent with the relevant definitions and assumptions.

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

Our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting as of the end of the fiscal year covered by this annual report on Form 10-K. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Based on its assessment, management concluded that, as of December 31, 2025, our Company’s internal control over financial reporting is effective based on the COSO criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.
Opinion on Internal Control Over Financial Reporting

We have audited Freeport-McMoRan Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Freeport-McMoRan Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes, and our report dated February 13, 2026 expressed an unqualified opinion thereon.
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
February 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Freeport-McMoRan Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2026 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Environmental Obligations
Description of the Matter
As discussed in Note 10 to the consolidated financial statements, the Company is subject to various national, state and local environmental laws and regulations that govern the protection of the environment, including remediation, restoration and reclamation of environmental contamination. Liabilities for environmental contingencies are recorded when it is probable that obligations have been incurred and the costs can be reasonably estimated. As of December 31, 2025, the Company’s consolidated environmental obligations totaled $2.0 billion.

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
Phoenix, Arizona
February 13, 2026

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2025	2024	2023
	(In Millions, Except Per Share Amounts)
Revenues	$25,915	$25,455	$22,855
Cost of sales:
Production and delivery	16,374	15,554	13,627
Depreciation, depletion and amortization	2,244	2,241	2,068
Total cost of sales	18,618	17,795	15,695
Selling, general and administrative expenses	545	513	479
Exploration and research expenses	192	156	137
Environmental obligations and shutdown costs	58	127	319
Gain on sales of assets	(16)	—	—
Total costs and expenses	19,397	18,591	16,630
Operating income	6,518	6,864	6,225
Interest expense, net	(369)	(319)	(515)
Net gain on early extinguishment of debt	—	—	10
Other income, net	223	362	286
Income before income taxes and equity in affiliated companies’ net earnings	6,372	6,907	6,006
Provision for income taxes	(2,221)	(2,523)	(2,270)
Equity in affiliated companies’ net earnings	1	15	15
Net income	4,152	4,399	3,751
Net income attributable to noncontrolling interests	(1,948)	(2,510)	(1,903)
Net income attributable to common stockholders	$2,204	$1,889	$1,848

Net income per share attributable to common stockholders:
Basic	$1.53	$1.31	$1.28
Diluted	$1.52	$1.30	$1.28

Weighted-average common shares outstanding:
Basic	1,437	1,438	1,434
Diluted	1,443	1,445	1,443

Dividends declared per share of common stock	$0.60	$0.60	$0.60
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2025	2024	2023
	(In Millions)

Net income	$4,152	$4,399	$3,751

Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Actuarial (losses) gains arising during the period, net of taxes	(5)	(44)	39
Amortization of unrecognized amounts included in net periodic benefit costs	12	3	5
Foreign exchange losses	(1)	(1)	—
Other comprehensive income (loss)	6	(42)	44

Total comprehensive income	4,158	4,357	3,795
Total comprehensive income attributable to noncontrolling interests	(1,945)	(2,508)	(1,901)
Total comprehensive income attributable to common stockholders	$2,213	$1,849	$1,894
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024	2023
	(In Millions)
Cash flow from operating activities:
Net income	$4,152	$4,399	$3,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,244	2,241	2,068
Net charges for environmental and asset retirement obligations, including accretion	291	622	295
Payments for environmental and asset retirement obligations	(244)	(234)	(250)
Stock-based compensation	121	109	109
Net charges for defined pension and postretirement plans	62	35	62
Pension plan contributions	(37)	(78)	(75)
Deferred income taxes	247	(76)	182
Charges for PT Freeport Indonesia’s (PTFI) social investment programs	86	103	84
Payments for PTFI social investment programs	(65)	(54)	(44)
Impairment of oil and gas properties	64	69	67
Charges for talc-related litigation reserves	4	—	65
Net gain on early extinguishment of debt	—	—	(10)
Changes in deferred profit on PTFI sales to PT Smelting	—	—	(112)
Other, net	23	53	(33)
Changes in working capital and other:
Accounts receivable	(521)	460	166
Inventories	(709)	(638)	(873)
Other current assets	(55)	(41)	(29)
Accounts payable and accrued liabilities	802	143	(161)
Accrued income taxes and timing of other tax payments	(855)	47	17
Net cash provided by operating activities	5,610	7,160	5,279

Cash flow from investing activities:
Capital expenditures:
U.S. copper mines	(1,102)	(1,033)	(761)
South America operations	(419)	(375)	(368)
Indonesia operations	(2,358)	(2,908)	(3,411)
Molybdenum mines	(108)	(117)	(84)
Other	(507)	(375)	(200)
Acquisition of additional ownership interest in Cerro Verde	—	(210)	—
Loans to PT Smelting for expansion	—	(28)	(129)
Other, net	22	18	(3)
Net cash used in investing activities	(4,472)	(5,028)	(4,956)

Cash flow from financing activities:
Proceeds from debt	3,195	2,251	1,781
Repayments of debt	(2,777)	(2,731)	(2,980)
Finance lease payments	(37)	(41)	(3)
Cash dividends and distributions paid:
Common stock	(865)	(865)	(863)
Noncontrolling interests	(1,274)	(1,833)	(625)
Treasury stock purchases	(107)	(59)	—
Proceeds from exercised stock options	12	29	47
Payments for withholding of employee taxes related to stock-based awards	(23)	(35)	(50)
Contributions from noncontrolling interests	—	—	50
Debt financing costs	—	—	(7)
Net cash used in financing activities	(1,876)	(3,284)	(2,650)

Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(738)	(1,152)	(2,327)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	4,911	6,063	8,390
Cash and cash equivalents and restricted cash and cash equivalents at end of year	$4,173	$4,911	$6,063
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024
	(In Millions, Except Par Value)
ASSETS
Current assets:
Cash and cash equivalents	$3,824	$3,923
Restricted cash and cash equivalents	230	888
Trade accounts receivable	977	578
Value added and other tax receivables	686	564
Inventories:
Product	3,332	3,038
Materials and supplies, net	2,738	2,382
Mill and leach stockpiles	1,423	1,388
Other current assets	580	535
Total current assets	13,790	13,296
Property, plant, equipment and mine development costs, net	40,736	38,514
Long-term mill and leach stockpiles	1,173	1,225
Long-term tax receivables	810	306
Other assets	1,658	1,507
Total assets	$58,167	$54,848

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,565	$4,057
Current portion of debt	466	41
Accrued income taxes	456	859
Current portion of environmental and asset retirement obligations	313	320
Dividends payable	219	219
Total current liabilities	6,019	5,496
Long-term debt, less current portion	8,913	8,907
Environmental and asset retirement obligations, less current portion	5,541	5,404
Deferred income taxes	4,622	4,376
Long-term leases	1,010	692
Other liabilities	1,296	1,195
Total liabilities	27,401	26,070

Equity:
Stockholders’ equity:
Common stock, par value $0.10, 1,627 shares and 1,624 shares issued, respectively	163	162
Capital in excess of par value	23,680	23,797
Retained earnings (accumulated deficit)	1,385	(170)
Accumulated other comprehensive loss	(305)	(314)
Common stock held in treasury – 191 shares and 187 shares, respectively, at cost	(6,024)	(5,894)
Total stockholders’ equity	18,899	17,581
Noncontrolling interests	11,867	11,197
Total equity	30,766	28,778
Total liabilities and equity	$58,167	$54,848
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY

	Stockholders’ Equity
	Common Stock			(Accumulated Deficit) Retained Earnings	Accumu- lated Other Compre-hensive Loss	Common Stock Held in Treasury		Total Stock- holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity
	(In Millions)
Balance at January 1, 2023	1,613	$161	$25,322	$(3,907)	$(320)	183	$(5,701)	$15,555	$9,316	$24,871
Exercised and issued stock-based awards	6	1	68	—	—	—	(21)	48	—	48
Stock-based compensation, including the tender of shares	—	—	87	—	—	1	(51)	36	(1)	35
Dividends	—	—	(864)	—	—	—	—	(864)	(625)	(1,489)
Contributions from noncontrolling interests	—	—	24	—	—	—	—	24	26	50
Net income attributable to common stockholders	—	—	—	1,848	—	—	—	1,848	—	1,848
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,903	1,903
Other comprehensive income (loss)	—	—	—	—	46	—	—	46	(2)	44
Balance at December 31, 2023	1,619	162	24,637	(2,059)	(274)	184	(5,773)	16,693	10,617	27,310
Exercised and issued stock-based awards	5	—	56	—	—	1	(28)	28	—	28
Stock-based compensation, including the tender of shares	—	—	92	—	—	1	(34)	58	(4)	54
Treasury stock purchases	—	—	—	—	—	1	(59)	(59)	—	(59)
Acquisition of additional ownership interest in Cerro Verde	—	—	(125)	—	—	—	—	(125)	(90)	(215)
Dividends	—	—	(866)	—	—	—	—	(866)	(1,833)	(2,699)
Changes in consolidated subsidiary ownership interests	—	—	3	—	—	—	—	3	(1)	2
Net income attributable to common stockholders	—	—	—	1,889	—	—	—	1,889	—	1,889
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	2,510	2,510
Other comprehensive loss	—	—	—	—	(40)	—	—	(40)	(2)	(42)
Balance at December 31, 2024	1,624	162	23,797	(170)	(314)	187	(5,894)	17,581	11,197	28,778
Exercised and issued stock-based awards	3	1	12	—	—	—	—	13	—	13
Stock-based compensation, including the tender of shares	—	—	90	—	—	1	(23)	67	(4)	63
Treasury stock purchases	—	—	—	—	—	3	(107)	(107)	—	(107)
Dividends	—	—	(216)	(649)	—	—	—	(865)	(1,274)	(2,139)
Contributions from noncontrolling interests	—	—	(3)	—	—	—	—	(3)	3	—
Net income attributable to common stockholders	—	—	—	2,204	—	—	—	2,204	—	2,204
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,948	1,948
Other comprehensive income (loss)	—	—	—	—	9	—	—	9	(3)	6
Balance at December 31, 2025	1,627	$163	$23,680	$1,385	$(305)	191	$(6,024)	$18,899	$11,867	$30,766
The accompanying Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation.  The consolidated financial statements of Freeport-McMoRan Inc. (FCX) include the accounts of those subsidiaries where it directly or indirectly has more than 50% of the voting rights and/or has control over the subsidiary. As of December 31, 2025, the most significant entities that FCX consolidates include its 48.76%-owned subsidiary, PT Freeport Indonesia (PTFI), and its wholly owned subsidiary, Freeport Minerals Corporation (FMC). Refer to Note 2 for further discussion, including FCX’s conclusion to consolidate PTFI.

FMC’s unincorporated joint venture at Morenci is reflected using the proportionate consolidation method (refer to Note 2). Investments in unconsolidated companies over which FCX has the ability to exercise significant influence, but does not control, are accounted for under the equity method and include PTFI’s investment in PT Smelting (refer to Note 2). Investments in unconsolidated companies owned less than 20%, and for which FCX does not exercise significant influence, are recorded at (i) fair value for those that have a readily determinable fair value or (ii) cost, less any impairment, for those that do not have a readily determinable fair value. All significant intercompany transactions have been eliminated. Dollar amounts in tables are stated in millions, except per share amounts. Certain prior year amounts have been reclassified to conform with current year presentation.

Reportable Segments. FCX has organized its mining operations into four primary divisions – United States (U.S.) copper mines, South America operations, Indonesia operations and Molybdenum mines. Operating segments that meet certain thresholds are reportable segments, including the Cerro Verde copper mine, Indonesia operations and U.S. Rod & Refining operations. FCX has voluntarily disclosed its Morenci copper mine and Atlantic Copper, S.L.U. (Atlantic Copper) as reportable segments. Refer to Note 14 for further discussion.

Use of Estimates.  The preparation of FCX’s financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates include asset lives for depreciation, depletion and amortization (DD&A); environmental obligations; asset retirement obligations (AROs); estimates of recoverable copper in mill and leach stockpiles; deferred taxes and valuation allowances; reserves for contingencies and litigation; asset impairment, including estimates used to derive future cash flows associated with those assets; pension benefits; valuation of derivative instruments; and estimates for idle facility costs. Actual results could differ from those estimates.

Functional Currency. The functional currency for the majority of FCX’s foreign operations is the U.S. dollar. For foreign subsidiaries whose functional currency is the U.S. dollar, monetary assets and liabilities denominated in the local currency are translated at current exchange rates, and non-monetary assets and liabilities, such as inventories, property, plant, equipment and mine development costs, are translated at historical exchange rates. Gains and losses resulting from translation of such account balances are included in other income, net, as are gains and losses from foreign currency transactions. Foreign currency net gains totaled $34 million in 2025, $17 million in 2024 and $20 million in 2023.

Cash and Cash Equivalents.  Highly liquid investments purchased with maturities of three months or less are considered cash equivalents.

Restricted Cash and Cash Equivalents. Restricted cash and cash equivalents are classified as a current or long-term asset based on the timing and nature of when or how the cash is expected to be used or when the restrictions are expected to lapse. Refer to Notes 10 and 12 for information specific to our cash restrictions.

Inventories.  Inventories include product, materials and supplies, and mill and leach stockpiles. Inventories are stated at the lower of weighted-average cost or net realizable value (NRV).

Product. Product inventories represent copper, gold and molybdenum products in various salable forms that are valued based on the weighted-average cost of source material plus applicable conversion costs at our processing facilities. Product inventories include labor and benefits, supplies, energy, DD&A, site overhead costs and other necessary costs associated with the extraction and processing of ore, such as mining, milling, smelting, leaching, solution extraction and electrowinning (SX/EW), refining, roasting and chemical processing. Product inventories exclude corporate general and administrative costs.

Materials and Supplies, net. Materials and supplies inventory of $2.7 billion at December 31, 2025, and $2.4 billion at December 31, 2024, is net of obsolescence reserves totaling $62 million at December 31, 2025, and $54 million at December 31, 2024.

Mill and Leach Stockpiles. Mill and leach stockpiles are work-in-process inventories for FCX’s mining operations. Estimated metals in stockpiles not expected to be recovered within the next 12 months are classified as long-term. Mill and leach stockpiles contain ore that has been extracted from an ore body and is available for metal recovery. Mill stockpiles contain sulfide ores, and recovery of metal is through milling, concentrating and smelting and refining or, alternatively, by concentrate leaching. Leach stockpiles contain oxide ores and certain secondary sulfide ores and recovery of metal is through exposure to acidic solutions that dissolve contained copper and deliver it in solution to extraction processing facilities (i.e., SX/EW). The recorded cost of mill and leach stockpiles includes mining and haulage costs incurred to deliver ore to stockpiles, DD&A and site overhead costs. Material is removed from the stockpiles at a weighted-average cost per pound. Each mine site maintains one work-in-process balance on a weighted-average cost basis for each process (i.e., leach, mill or concentrate leach) regardless of the number of stockpile systems at that site.

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

Expected copper recoveries for leach stockpiles are determined using small-scale laboratory tests, small- to large-scale column testing (which simulates the production process), historical trends and other factors, including mineralogy of the ore and rock type. Total copper recovery from leach stockpiles can vary significantly from a low percentage to more than 80% depending on several variables, including processing methodology, processing variables, mineralogy and particle size of the rock. For newly placed material on active stockpiles, as much as 80% of the total copper recovery may occur during the first year and the remaining copper may be recovered over many years.

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

Based on annual reviews of mill and leach stockpiles, FCX increased its estimated consolidated recoverable copper in certain leach stockpiles, net of joint venture interests, by 207 million pounds in 2025 and 164 million pounds in 2024. These revised estimates did not have a material impact on the weighted-average cost per pound of recoverable copper or FCX’s consolidated site production and delivery costs in the period the volume adjustments were recorded.

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

Expenditures for replacements and improvements are capitalized. Costs related to periodic scheduled maintenance (i.e., turnarounds) are charged to expense as incurred. Depreciation for mining and milling life-of-mine assets, infrastructure and other common costs is determined using the unit-of-production (UOP) method based on estimated recoverable proven and probable copper reserves (for primary copper mines) and proven and probable molybdenum reserves (for primary molybdenum mines). Development costs and acquisition costs for proven and probable mineral reserves that relate to a specific ore body are depreciated using the UOP method based on estimated recoverable proven and probable mineral reserves for the ore body benefited. DD&A using the UOP method is recorded upon extraction of the recoverable copper or molybdenum from the ore body or production of finished goods (as applicable), at which time it is allocated to inventory cost and then included as a component of production and delivery costs. Other assets are depreciated on a straight-line basis over estimated useful lives for the related assets of up to 50 years for buildings and 3 to 50 years for machinery and equipment, and mobile equipment.

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

FCX’s product revenues are also recorded net of treatment charges, royalties and export duties prior to the expiration of PTFI’s export license on September 16, 2025. Moreover, because a portion of the metals contained in copper concentrate is unrecoverable as a result of the smelting process, FCX’s revenues from concentrate sales are also recorded net of allowances based on the quantity and value of these unrecoverable metals. These allowances are a negotiated term of FCX’s contracts and vary by customer. Treatment and refining charges represent payments or price adjustments to smelters and refiners that are generally fixed. Refer to Note 14 for a summary of revenue by product type.

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

FCX accounts for shipping and handling activities performed after control of goods has been transferred to a customer as a fulfillment cost recorded in production and delivery costs on the consolidated statements of income.

Stock-Based Compensation. Compensation costs for share-based payments to employees are measured at fair value and charged to expense over the requisite service period for awards that are expected to vest. The fair value of stock options is determined using the Black-Scholes-Merton option valuation model. The fair value for stock-settled restricted stock units (RSUs) is based on FCX’s stock price on the date of grant. Shares of common stock are issued at the vesting date for stock-settled RSUs. The fair value of performance share units (PSUs) is determined using FCX’s stock price and a Monte-Carlo simulation model. The fair value for liability-classified awards (i.e., cash-settled RSUs) is remeasured each reporting period using FCX’s stock price. FCX has elected to recognize compensation costs for stock option awards that vest over several years on a straight-line basis over the vesting period, and for RSUs using the graded-vesting method over the vesting period. Refer to Note 8 for further discussion.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share for the years ended December 31 follow:

	2025	2024	2023
Net income	$4,152	$4,399	$3,751
Net income attributable to noncontrolling interests	(1,948)	(2,510)	(1,903)
Undistributed dividends and earnings allocated to participating securities	(7)	(6)	(6)
Net income attributable to common stockholders	$2,197	$1,883	$1,842

(shares in millions)
Basic weighted-average shares of common stock outstanding	1,437	1,438	1,434
Add shares issuable upon exercise or vesting of dilutive stock options, PSUs and RSUs	6	7	9
Diluted weighted-average shares of common stock outstanding	1,443	1,445	1,443

Net income per share attributable to common stockholders:
Basic	$1.53	$1.31	$1.28
Diluted	$1.52	$1.30	$1.28

Shares associated with outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. There were no shares of common stock associated with outstanding stock options excluded in any of the years shown above.

Global Intangible Low-Taxed Income (GILTI). FCX has elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current period expense when incurred.

New Accounting Standards. FCX did not adopt any new accounting standards in 2025 that had a material impact on its consolidated financial statements.

Income Taxes. In December 2023, the Financial Accounting Standards Board (FASB) issued an Accounting Standard Update (ASU) requiring enhancements to disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. FCX adopted this standard retrospectively in the consolidated financial statements for the year ended December 31, 2025. Refer to Note 9 for the revised disclosures.

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

Subsequent Events. FCX evaluated events after December 31, 2025, and through the date the consolidated financial statements were issued, and determined any events or transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

NOTE 2.  OWNERSHIP IN SUBSIDIARIES AND JOINT VENTURES
Ownership in Subsidiaries.  FCX owns 100% of FMC. FMC produces copper and molybdenum from mines in the U.S. and South America. At December 31, 2025, FMC’s operating mines in the U.S. were Morenci, Bagdad, Safford (including Lone Star), Sierrita and Miami located in Arizona; Tyrone and Chino located in New Mexico; and Henderson and Climax located in Colorado. FMC has a 72% interest in Morenci (refer to “Joint Ventures. Sumitomo and SMM Morenci, Inc.”) and owns 100% of the other U.S. mines. At December 31, 2025, operating mines in South America were Cerro Verde (55.08% owned - refer to “Cerro Verde” below) located in Peru and El Abra (51% owned) located in Chile. At December 31, 2025, FMC’s net assets totaled $19.2 billion and its accumulated deficit totaled $12.1 billion. FCX had no loans to FMC outstanding at December 31, 2025 and 2024. Refer to Note 6 for information regarding FMC’s senior notes.

FCX owns 48.76% of PTFI (refer to “PTFI Divestment” below). In Indonesia, PTFI operates in the Grasberg minerals district. In addition to copper, the Grasberg minerals district also produces gold and silver. With the completion of PTFI’s smelter and precious metals refinery (PMR) (collectively, PTFI’s downstream processing facilities) in Gresik, Indonesia, in 2025, PTFI is a fully integrated producer of refined copper and gold. At December 31, 2025, PTFI’s net assets totaled $17.2 billion and its retained earnings totaled $12.7 billion. FCX had no loans to PTFI outstanding at December 31, 2025 and 2024. Refer to Note 6 for information regarding PTFI’s senior notes.

FCX owns 100% of Atlantic Copper (FCX’s smelting and refining unit in Spain). At December 31, 2025, Atlantic Copper’s net assets totaled $89 million and its accumulated deficit totaled $450 million. FCX had outstanding loans to Atlantic Copper totaling $364 million at December 31, 2025, and $644 million at December 31, 2024. Refer to Note 6 for information regarding Atlantic Copper's short-term lines of credit.

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

PTFI Divestment. On December 21, 2018, FCX completed the transaction with the Indonesia government regarding PTFI’s long-term mining rights and share ownership (the 2018 Transaction). Pursuant to the divestment agreement and related documents, PT Mineral Industri Indonesia (MIND ID), an Indonesia state-owned enterprise, acquired all of Rio Tinto plc’s (Rio Tinto) interests associated with its joint venture with PTFI (the former Rio Tinto Joint Venture) and 100% of FCX’s interests in PT Indonesia Papua Metal Dan Mineral (PTI).

In connection with the 2018 Transaction, PTFI acquired all of the common stock of PT Rio Tinto Indonesia that held the former Rio Tinto Joint Venture interest. After the 2018 Transaction, MIND ID’s (26.24%) and PTI’s (25.00%) collective share ownership of PTFI totals 51.24% and FCX’s share ownership totals 48.76%. The arrangements provide for FCX and the other pre-transaction PTFI shareholders (i.e., MIND ID) to retain the economics of the revenue and cost sharing arrangements under the former Rio Tinto Joint Venture. As a result, FCX’s economic interest, including the attribution of net income or loss and dividends paid, in PTFI approximated 81% through 2022 and is 48.76% in 2023 and thereafter (see “Attribution of PTFI Net Income or Loss” below).

FCX, PTFI, PTI and MIND ID entered into a shareholders agreement (the PTFI Shareholders Agreement), which includes provisions related to the governance and management of PTFI. FCX considered the terms of the PTFI Shareholders Agreement and related governance structure, including whether MIND ID has substantive participating rights, and concluded that FCX has retained control and would continue to consolidate PTFI in its financial statements following the 2018 Transaction. Among other terms, the governance arrangements under the PTFI Shareholders Agreement transfers control over the management of PTFI’s mining operations to an operating committee, which is controlled by FCX. Additionally, as discussed above, the existing PTFI shareholders retained the economics of the revenue and cost sharing arrangements under the former Rio Tinto Joint Venture, so that FCX’s economic interest in the project through 2041 will not be significantly affected by the 2018 Transaction. FCX believes its conclusion to continue to consolidate PTFI in its financial statements is in accordance with the U.S. Securities and Exchange Commission (SEC) Regulation S-X, Rule 3A-02 (a), which provides for situations in which consolidation of an entity, notwithstanding the lack of majority ownership, is necessary to present fairly the financial position and results of operations of the registrant, because of the existence of a parent-subsidiary relationship by means other than recorded ownership of voting stock.

Attribution of PTFI Net Income or Loss. Beginning January 1, 2023, the attribution of PTFI’s net income or loss is based on equity ownership percentages (48.76% for FCX, 26.24% for MIND ID and 25.00% for PTI), except for net income in 2023 associated with the sale of approximately 190,000 ounces of gold because PTFI did not achieve the Gold Target (as defined in the PTFI Shareholders Agreement), and net income in 2024 associated with the closure of its 2021 corporate income tax audit and resolution of the framework for Indonesia disputed tax matters (refer to Note 9), which were attributed approximately 81% to FCX. For all of its other partially owned consolidated subsidiaries, FCX attributes net income or loss based on equity ownership percentages.

Joint Ventures.
Sumitomo and SMM Morenci, Inc. FMC owns a 72% undivided interest in Morenci via an unincorporated joint venture. The remaining 28% is owned by Sumitomo (15%) and SMM Morenci, Inc. (13%). Each partner takes in kind its share of Morenci’s production. FMC purchased 19 million pounds during 2025 and 15 million pounds during 2024 of Morenci’s copper cathode from Sumitomo and SMM Morenci, Inc. at market prices for $93 million and $63 million, respectively. FMC had receivables from Sumitomo and SMM Morenci, Inc. totaling $25 million at December 31, 2025, and $23 million at December 31, 2024.

PT Smelting. PT Smelting is an Indonesia company that owns a copper smelter and refinery in Gresik, Indonesia. In 1996, PTFI entered into a joint venture and shareholder agreement with Mitsubishi Materials Corporation (MMC) to jointly construct the PT Smelting facilities. PT Smelting commenced operations in 1999. In December 2023, PT Smelting completed the expansion of its capacity by 30% to process approximately 1.3 million metric tons of copper concentrate per year. The project was funded by PTFI with loans totaling $254 million that converted to equity effective June 30, 2024, increasing PTFI’s common stock ownership in PT Smelting to 66% from 39.5%. MMC owns the remaining 34% of PT Smelting’s outstanding common stock and serves as the operator of the facilities.

FCX has determined that PT Smelting is a variable interest entity, however, as mutual consent of both PTFI and MMC is required to make the decisions that most significantly impact the economic performance of PT Smelting, PTFI is not the primary beneficiary. As PTFI has the ability to exercise significant influence over PT Smelting, PTFI accounts for its investment in PT Smelting under the equity method.

PTFI’s maximum exposure to loss is its investment in PT Smelting (refer to Note 4). PTFI’s equity in PT Smelting’s earnings totaled $6 million in 2025, $8 million in 2024 and $10 million in 2023.

Beginning January 1, 2023, PTFI’s commercial arrangement with PT Smelting changed from a copper concentrate sales agreement to a tolling arrangement. Under this arrangement, PTFI pays PT Smelting a tolling fee to smelt and refine its copper concentrate and PTFI retains title to all products for sale to third parties (i.e., there are no sales from PTFI to PT Smelting). PTFI recorded tolling-related charges of $200 million in 2025, $326 million in 2024 and $183 million in 2023.

NOTE 3.  PROPERTY, PLANT, EQUIPMENT AND MINE DEVELOPMENT COSTS, NET
The components of net property, plant, equipment and mine development costs follow:

	December 31,
	2025	2024
Machinery and equipment	$21,585	$16,319
Mine development and other	13,446	12,828
Buildings and infrastructure	12,046	10,667
Proven and probable mineral reserves	7,164	7,159
Mobile equipment	6,313	5,598
Construction in progress	5,523	9,381
VBPP[a]	353	358
Oil and gas properties[b]	—	35
Total	66,430	62,345
Accumulated DD&A	(25,694)	(23,831)
Property, plant, equipment and mine development costs, net	$40,736	$38,514
a.Represents VBPP primarily acquired in connection with the 2007 acquisition of FMC.
b.Oil and gas properties under the full cost method are net of accumulated amortization and impairments of $27.5 billion at December 31, 2025, and $27.4 billion at December 31, 2024.

Capitalized interest, which primarily related to FCX’s mining operations’ capital projects, including the construction and development of PTFI’s downstream processing facilities, totaled $342 million in 2025, $391 million in 2024 and $267 million in 2023.

During the three-year period ended December 31, 2025, no material impairments of FCX’s long-lived mining assets were recorded. As discussed in Note 10, PTFI recorded asset impairment charges totaling $73 million in 2025 associated with the September 2025 mud rush incident, including for the write-off of $60 million of assets damaged beyond repair and $13 million of chute galleries that are being upgraded. However, the incident did not indicate a broader impairment of PTFI’s long-lived mining assets based on PTFI’s reserve life, favorable market outlook for metal prices and expected resumption of operations at the Grasberg Block Cave underground mine in the near term.

NOTE 4.  OTHER ASSETS
The components of other assets follow:

	December 31,
	2025	2024
Intangible assets[a]	$432	$428
Legally restricted trust assets[b]	232	217
Investments:
PT Smelting[c]	352	354
Fixed income, equity securities and other	125	102
Restricted time deposits[d]	119	100
Cloud computing arrangements	226	163
Royalty overpayments	39	22
Long-term employee receivables	24	24
Other	109	97
Total other assets	$1,658	$1,507
a.Indefinite-lived intangible assets totaled $214 million at both December 31, 2025 and 2024. Definite-lived intangible assets totaled $219 million at December 31, 2025, and $214 million at December 31, 2024, which were net of accumulated amortization totaling $50 million and $46 million, respectively.
b.Reflects amounts held in trusts for AROs related to properties in New Mexico (refer to Note 10).
c.Refer to Note 2.
d.Relates to PTFI’s regulatory commitments (refer to Notes 10 and 12).

NOTE 5.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
The components of accounts payable and accrued liabilities follow:

	December 31,
	2025	2024
Accounts payable	$2,948	$2,789
Salaries, wages and other compensation	382	361
Litigation accruals[a]	343	34
Pension, postretirement, postemployment and other employee benefits[b]	148	128
Accrued interest[c]	145	135
Deferred revenue	106	91
Leases[d]	103	98
Accrued taxes, other than income taxes	79	81
Community development programs	62	75
PTFI contingencies[e]	49	49
MIND ID indemnification[d]	49	49
PTFI administrative fine[a]	—	59
Other	151	108
Total accounts payable and accrued liabilities	$4,565	$4,057
a.Refer to Note 10.
b.Refer to Note 7 for the long-term portion.
c.Third-party interest paid, net of capitalized interest, was $256 million in 2025, $206 million in 2024 and $419 million in 2023.
d.Refer to Note 11.
e.Primarily reflects Indonesia tax matters. Refer to Note 10.

NOTE 6.  DEBT
FCX’s debt is net of reductions of $49 million at December 31, 2025, and $58 million at December 31, 2024, for unamortized net discounts and unamortized debt issuance costs. The components of debt follow:

	December 31,
	2025	2024
Revolving credit facilities:
PTFI	$250	$250
FCX	—	—
Cerro Verde	—	—
Senior notes and debentures:
Issued by FCX:
5.00% Senior Notes due 2027	450	449
4.125% Senior Notes due 2028	484	484
4.375% Senior Notes due 2028	431	431
5.25% Senior Notes due 2029	471	469
4.25% Senior Notes due 2030	447	447
4.625% Senior Notes due 2030	590	589
5.40% Senior Notes due 2034	724	724
5.450% Senior Notes due 2043	1,690	1,688
Issued by PTFI:
4.763% Senior Notes due 2027	748	747
5.315% Senior Notes due 2032	1,492	1,491
6.200% Senior Notes due 2052	745	745
Issued by FMC:
7 1/8% Debentures due 2027	115	115
9 1/2% Senior Notes due 2031	118	119
6 1/8% Senior Notes due 2034	119	119
Atlantic Copper[a]	482	57
Other	23	24
Total debt	9,379	8,948
Less current portion of debt[b]	(466)	(41)
Long-term debt	$8,913	$8,907
a.Includes short-term lines of credit used for working capital requirements, primarily based on the Secured Overnight Financing Rate (SOFR) plus a spread.
b.At December 31, 2025, the weighted average interest rate of FCX’s current portion of debt was 3.9%.

Revolving Credit Facilities.
FCX. FCX and PTFI have a $3.0 billion, unsecured revolving credit facility that matures in October 2027. Under the terms of the revolving credit facility, FCX may obtain loans and issue letters of credit in an aggregate amount of up to $3.0 billion, with a $1.5 billion sublimit on the issuance of letters of credit and a $500 million limit on PTFI’s borrowing capacity. At December 31, 2025, there were no borrowings and $5 million in letters of credit issued under FCX’s revolving credit facility. Interest on loans made under the revolving credit facility may, at the option of FCX or PTFI, be determined based on SOFR plus a spread to be determined by reference to a grid based on FCX’s credit rating.

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

PTFI. At December 31, 2025, PTFI had $250 million in borrowings outstanding under its $1.75 billion senior unsecured revolving credit facility that matures in November 2028. PTFI’s revolving credit facility is available for its general corporate purposes. Interest on loans made under PTFI’s revolving credit facility is determined based on SOFR plus a spread.

PTFI’s revolving credit facility contains customary affirmative covenants and representations and also contains standard negative covenants that, among other things, restrict, subject to certain exceptions, the ability of PTFI to incur additional indebtedness; create liens on assets; enter into sale and leaseback transactions; sell assets; and modify or amend the shareholders agreement or related governance structure. The credit facility also contains financial covenants governing maximum total leverage and minimum interest expense coverage and other covenants addressing certain environmental and social compliance requirements.

Cerro Verde. At December 31, 2025, Cerro Verde had no borrowings outstanding under its $350 million senior unsecured revolving credit facility that matures in May 2027. Cerro Verde’s revolving credit facility contains customary representations and affirmative and negative covenants.

At December 31, 2025, FCX, PTFI and Cerro Verde were in compliance with each of their respective credit facility’s covenants.

Senior Notes.
FCX. FCX’s 5.00% senior notes due 2027 are redeemable at 100% of principal. The senior notes listed below are redeemable in whole or in part, at the option of FCX, at specified redemption prices prior to the dates stated below and beginning on the dates stated below at 100% of principal.

Debt Instrument	Date
4.125% Senior Notes due 2028	March 1, 2026
4.375% Senior Notes due 2028	August 1, 2026
5.25% Senior Notes due 2029	September 1, 2027
4.25% Senior Notes due 2030	March 1, 2028
4.625% Senior Notes due 2030	August 1, 2028

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

PTFI. The senior notes listed below are redeemable in whole or in part, at the option of PTFI, at a make-whole redemption price prior to the dates stated below and beginning on the dates stated below at 100% of principal.

Debt Instrument	Date
4.763% Senior Notes due 2027	March 14, 2027
5.315% Senior Notes due 2032	January 14, 2032
6.200% Senior Notes due 2052	October 14, 2051

FMC. The FMC senior notes are redeemable in whole or in part, at the option of FMC, at stated make-whole redemption prices at any time prior to maturity.

Maturities.  Maturities of debt instruments based on the principal amounts outstanding at December 31, 2025, total $0.5 billion in 2026, $1.3 billion in 2027, $1.2 billion in 2028, $0.5 billion in 2029, $1.0 billion in 2030 and $4.9 billion thereafter.

NOTE 7. OTHER LIABILITIES, INCLUDING EMPLOYEE BENEFITS

The components of other liabilities follow:

	December 31,
	2025	2024
Pension, postretirement, postemployment and other employment benefits[a]	$770	$689
Litigation accruals	163	163
Provision for tax positions	131	136
Social investment programs	146	111
Other	86	96
Total other liabilities	$1,296	$1,195
a.Refer to Note 5 for current portion.

Pension Plans.  FCX uses a measurement date of December 31 for its plans.

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

A summary of the fair value for pension plan assets, including those measured at net asset value (NAV) as a practical expedient, associated with the FMC plans follows:

	Fair Value at December 31, 2025
	Total	NAV	Level 1	Level 2	Level 3
Commingled/collective funds:
Fixed income securities	$405	$405	$—	$—	$—
Short-term investments	17	17	—	—	—
Fixed income:
Corporate bonds	600	—	—	600	—
Government bonds	240	—	—	240	—
Private equity investments	77	77	—	—	—
Other investments	59	—	1	58	—
Total investments	1,398	$499	$1	$898	$—

Cash and receivables	20
Payables	(2)
Total pension plan net assets	$1,416

	Fair Value at December 31, 2024
	Total	NAV	Level 1	Level 2	Level 3
Commingled/collective funds:
Fixed income securities	$395	$395	$—	$—	$—
Short-term investments	37	37	—	—	—
Fixed income:
Corporate bonds	624	—	—	624	—
Government bonds	238	—	—	238	—
Private equity investments	68	68	—	—	—
Other investments	57	—	1	56	—
Total investments	1,419	$500	$1	$918	$—

Cash and receivables	20
Payables	(3)
Total pension plan net assets	$1,436

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

The benefit obligation net of plan assets for the FCX plans (FMC and SERP plans) totaled $361 million at December 31, 2025, and $344 million at December 31, 2024. The balance at December 31, 2025, consisted of $3 million in accounts payable and accrued liabilities, $11 million in other assets and $369 million in other liabilities. The balance at December 31, 2024, consisted of $3 million in accounts payable and accrued liabilities, $11 million in other assets and $352 million in other liabilities.

PTFI Plan. PTFI has a defined benefit pension plan denominated in Indonesia rupiah covering substantially all of its Indonesia national employees. PTFI funds the plan and invests the assets in accordance with Indonesia pension guidelines. The pension obligation was valued at an exchange rate of 16,698 rupiah to one U.S. dollar on December 31, 2025, and 16,081 rupiah to one U.S. dollar on December 31, 2024. Indonesia labor laws require that companies provide a minimum severance to employees upon employment termination based on the reason for termination and the employee’s years of service. PTFI’s pension benefit obligation includes benefits determined in accordance with this law.

A summary of the fair value for pension plan assets associated with the PTFI plan follows:

	Fair Value at December 31, 2025
	Total	Level 1	Level 2	Level 3
Government bonds	$111	$111	$—	$—
Common stocks	55	55	—	—
Mutual funds	14	14	—	—
Total investments	180	$180	$—	$—

Cash and receivables[a]	28
Payables	(2)
Total pension plan net assets	$206

	Fair Value at December 31, 2024
	Total	Level 1	Level 2	Level 3
Government bonds	$96	$96	$—	$—
Common stocks	53	53	—	—
Mutual funds	12	12	—	—
Total investments	161	$161	$—	$—

Cash and receivables[a]	24
Total pension plan net assets	$185
a.Cash consists primarily of short-term time deposits.

Following is a description of the valuation techniques used for pension plan assets measured at fair value associated with the PTFI plan. There have been no changes to the techniques used to measure fair value.

Government bonds, common stocks and mutual funds are valued at the closing price reported on the active market on which the individual securities are traded and, as such, are classified within Level 1 of the fair value hierarchy.

The valuation techniques described for the FMC and PTFI plans may produce a fair value calculation that may not be indicative of NRV or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with those used by other market participants, the use of different techniques or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The benefit obligation net of plan assets for the PTFI plan totaled $28 million at December 31, 2025 and 2024, which was included in other liabilities.

Included in accumulated other comprehensive loss are $402 million at December 31, 2025, and $417 million at December 31, 2024, that have not been recognized in net periodic pension cost.

The expected benefit payments for FCX’s (FMC and SERP plans) and PTFI’s pension plans follow:

	FCX	PTFI[a]
2026	$126	$34
2027	195	28
2028	128	30
2029	128	28
2030	128	30
2031 through 2035	623	126
a.Based on a December 31, 2025, exchange rate of 16,698 Indonesia rupiah to one U.S. dollar.

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

The benefit obligation (funded status) for the postretirement medical and life insurance benefit plans consisted of a current portion of $4 million (included in accounts payable and accrued liabilities) and a long-term portion of $29 million (included in other liabilities) at December 31, 2025, and a current portion of $5 million and a long-term portion of $31 million at December 31, 2024.

FCX has a number of postemployment plans covering severance, long-term disability income, continuation of health and life insurance coverage for disabled employees or other welfare benefits. The accumulated postemployment benefit obligation consisted of a current portion of $9 million (included in accounts payable and accrued liabilities) and a long-term portion of $54 million (included in other liabilities) at December 31, 2025, and a current portion of $7 million and a long-term portion of $43 million at December 31, 2024.

FCX also sponsors a retirement savings plan for most of its U.S. employees. The plan allows employees to contribute a portion of their income in accordance with specified guidelines. The savings plan is a qualified 401(k) plan for all U.S. salaried and non-bargained hourly employees. Participants exercise control and direct the investment of their contributions and account balances among various investment options under the plan. FCX contributes to the plan and matches a percentage of employee contributions up to certain limits. For employees whose eligible compensation exceeds certain levels, FCX provides a nonqualified unfunded defined contribution plan, which had a liability balance of $73 million at December 31, 2025, and $69 million at December 31, 2024, all of which was included in other liabilities.

The costs charged to operations for the employee savings plan totaled $140 million in 2025, $131 million in 2024 and $119 million in 2023. FCX has other employee benefit plans, certain of which are related to FCX’s financial results, which are recognized in operating costs.

NOTE 8. STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
FCX’s authorized shares of capital stock consists of 3.0 billion shares of common stock and 50 million shares of preferred stock.

Financial Policy. FCX’s financial policy includes a base dividend and a performance-based payout framework, whereby up to 50% of available cash flows generated after planned capital spending and distributions to noncontrolling interests would be allocated to shareholder returns and the balance to debt reduction and investments in value enhancing growth projects, subject to FCX maintaining its net debt at a level not to exceed the net debt target of $3.0 billion to $4.0 billion (excluding debt for PTFI’s downstream processing facilities). FCX’s Board of Directors (Board) reviews the structure of the performance-based payout framework at least annually.

Under its $5.0 billion share repurchase program, FCX has acquired a total of 52 million shares of its common stock for a cost of $2.0 billion ($38.51 average cost per share), including 2.9 million shares for a total cost of $107 million in 2025 and 1.2 million shares for a total cost of $59 million in 2024 (no purchases were made in 2023). As of February 13, 2026, FCX has $3.0 billion available for repurchases under the program.

On December 17, 2025, FCX’s Board declared cash dividends totaling $0.15 per share on its common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on February 2, 2026, to common stockholders of record as of January 15, 2026.

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

Stock Award Plans.  FCX currently has awards outstanding under various stock-based compensation plans. In June 2025, common stockholders approved the 2025 Stock Incentive Plan (the 2025 Plan). The 2025 Plan authorizes the issuance of stock options, stock appreciation rights, restricted stock, RSUs, PSUs and other stock-based awards for up to 43.8 million common shares, subject to certain adjustments and less awards granted after April 1, 2025, under the 2016 Stock Incentive Plan and prior to the effective date of the 2025 Plan. As of December 31, 2025, 40.5 million shares were available for grant under the 2025 Plan, and no shares were available under other plans.

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

A summary of stock options outstanding as of December 31, 2025, and activity during the year, follows:

	Number of Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2025	5,609,047	$14.22
Exercised	(844,079)	12.51
Balance at December 31, 2025	4,764,968	14.53	3.3	$173

All stock options outstanding at December 31, 2025, were vested and exercisable. The total intrinsic value of options exercised was $26 million during 2025, $95 million during 2024 and $52 million during 2023. Total fair value of options vested was less than $1 million during 2024 and $3 million during 2023.

Stock-Settled PSUs and RSUs. Since 2014, FCX’s executive officers received annual grants of PSUs that vest after a three-year performance period. The total grant date target shares related to the PSU grants were 0.5 million for 2025 and 0.4 million for each of 2024 and 2023, of which the executive officers will earn between 0% and 200% of the target shares based on achievement of financial metrics, which amount shall be subject to an increase or decrease of up to 25% of the target shares based on FCX’s total shareholder return compared to the total shareholder return of a peer group. PSU awards for FCX’s executive officers who are retirement-eligible are non-forfeitable. As such, FCX charges the estimated fair value of the non-forfeitable PSU awards to expense at the time the financial and operational metrics are established, which is typically grant date. The fair value of PSU awards for FCX’s executive officers who are not retirement-eligible are charged to expense over the performance period.

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

A summary of outstanding stock-settled RSUs and PSUs as of December 31, 2025, and activity during the year, follows:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award	Aggregate Intrinsic Value
Balance at January 1, 2025	5,723,084	$39.21
Granted	2,292,300	37.84
Vested	(1,957,163)	40.48
Forfeited	(114,579)	39.21
Balance at December 31, 2025	5,943,642	38.26	$302

The total fair value of stock-settled RSUs and PSUs granted was $87 million during 2025, $92 million during 2024 and $93 million during 2023. The total intrinsic value of stock-settled RSUs and PSUs vested was $77 million during 2025, $84 million during 2024 and $136 million during 2023. As of December 31, 2025, FCX had $26 million of total unrecognized compensation cost related to unvested stock-settled RSUs and PSUs expected to be recognized over approximately 1.2 years.

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

A summary of outstanding cash-settled RSUs as of December 31, 2025, and activity during the year, follows:

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award	Aggregate Intrinsic Value
Balance at January 1, 2025	1,063,486	$40.60
Granted	691,250	37.84
Vested	(497,533)	40.58
Forfeited	(28,060)	39.15
Balance at December 31, 2025	1,229,143	39.09	$62

The total grant-date fair value of cash-settled RSUs was $26 million during 2025, $25 million during 2024 and $24 million during 2023. The intrinsic value of cash-settled RSUs vested was $20 million during 2025, $15 million during 2024 and $20 million during 2023. The accrued liability associated with cash-settled RSUs consisted of a current portion of $33 million (included in accounts payable and accrued liabilities) and a long-term portion of $11 million (included in other liabilities) at December 31, 2025, and a current portion of $22 million and a long-term portion of $8 million at December 31, 2024.

Other Information. The following table includes amounts related to exercises of stock options and vestings of RSUs and PSUs during the years ended December 31:

	2025	2024	2023
FCX shares tendered or withheld to pay the exercise
price and/or the statutory withholding taxes[a]	560,613	1,505,675	1,633,519
Cash received from stock option exercises	$12	$29	$47
Actual tax benefit realized for tax deductions	$5	$5	$4
Amounts FCX paid for employee taxes	$22	$35	$50
a.Under terms of the related plans, upon exercise of stock options, vesting of stock-settled RSUs and payout of PSUs, employees may tender or have withheld FCX shares to pay the exercise price and/or required withholding taxes.

NOTE 9.  INCOME TAXES
Geographic sources of income (loss) before income taxes and equity in affiliated companies’ net earnings for the years ended December 31 follow:

	2025	2024	2023
U.S.	$405	$(547)	$68
Foreign	5,967	7,454	5,938
Total	$6,372	$6,907	$6,006

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

FCX’s provision for income taxes for the years ended December 31 follows:

	2025	2024	2023
Current income taxes:
U.S. federal	$—	$36	$5
U.S. state	(6)	(1)	(6)
Foreign	(1,967)	(2,635)	(2,087)
Total current	(1,973)	(2,600)	(2,088)

Deferred income taxes:
U.S. federal	—	1	(50)
U.S. state	(3)	(1)	(3)
Foreign	(250)	74	(320)
Total deferred	(253)	74	(373)

Adjustments	1	—	6
Operating loss carryforwards	4	3	185
Provision for income taxes	$(2,221)	$(2,523)	$(2,270)

A reconciliation of the U.S. federal statutory tax rate to FCX’s effective income tax rate for the years ended December 31 follows:

	2025		2024			2023
	Amount	%	Amount		%	Amount	%
U.S. federal statutory tax rate	$(1,338)	(21)%	$(1,450)		(21)%	$(1,261)	(21)%
U.S. state and local income taxes, net of federal income tax effect[a]	9	—	—		—	(3)	—
Foreign tax effects:
Indonesia[b]
Statutory tax rate difference between Indonesia and U.S.	(154)	(2)	(228)		(3)	(192)	(3)
Mining taxes	(290)	(5)	(453)		(7)	(357)	(6)
Withholding taxes	(128)	(2)	(208)		(3)	(162)	(3)
Other	(27)	—	(20)		—	(28)	—
Peru[c]
Statutory tax rate difference between Peru and U.S.	(205)	(3)	(144)		(2)	(130)	(2)
Mining taxes	(110)	(2)	(81)		(1)	(76)	(2)
Withholding taxes	(33)	—	(21)		—	(16)	—
Other	31	—	(12)		—	(41)	(1)
Other foreign jurisdictions	(50)	(1)	(47)		(1)	2	—
Effect of changes in tax laws or rates enacted in the current period	—	—	—		—	—	—
Effect of cross-border tax laws	(2)	—	(10)		—	(2)	—
Tax credits:
Foreign tax credit expiration/limitation	(32)	(1)	(1,043)		(15)	(287)	(5)
Other	(25)	—	(14)		—	—	—
Changes in valuation allowance	(50)	(1)	861		12	128	2
Nontaxable or nondeductible items:
Depletion	210	3	88		1	204	3
Other	(13)	—	(9)		—	(2)	—
Changes in unrecognized tax benefits	(6)	—	228	[b]	3	(28)	—
Other adjustments	(8)	—	40		—	(19)	—
Provision for income taxes	$(2,221)	(35)%	$(2,523)		(37)%	$(2,270)	(38)%
a.New York state taxes in 2025 and Texas state taxes in 2023 contributed to the majority of the tax effect in this category.
b.Refer to “Indonesia Tax Matters” below.
c.Refer to “Peru Tax Matters” below.

Income taxes paid (net of refunds) are as follows for the years ended December 31:

	2025	2024	2023

U.S. federal	$—	$—	$—
U.S. state	—	1	—
Foreign:
Indonesia	2,194	1,971	1,350
Peru	632	560	630
Other foreign jurisdictions	72	20	27
Total foreign	2,898	2,551	2,007
Total income taxes paid, net	$2,898	$2,552	$2,007

The components of deferred taxes follow:

	December 31,
	2025	2024
Deferred tax assets:
Accrued expenses	$1,845	$1,657
Net operating losses	1,805	1,814
Foreign tax credits	159	184
Employee benefit plans	72	76
Other	199	214
Deferred tax assets	4,080	3,945
Valuation allowances	(3,079)	(2,984)
Net deferred tax assets	1,001	961

Deferred tax liabilities:
Property, plant, equipment and mine development costs	(4,335)	(4,193)
Undistributed earnings	(1,037)	(981)
Other	(241)	(155)
Total deferred tax liabilities	(5,613)	(5,329)
Net deferred tax liabilities	$(4,612)	$(4,368)

Tax Attributes. At December 31, 2025, FCX had (i) U.S. state net operating losses (NOLs) of $10.6 billion, of which $3.6 billion can be carried forward indefinitely, with the remainder primarily expiring between 2026 and 2045, (ii) U.S. federal NOLs of $6.1 billion, of which $0.8 billion can be carried forward indefinitely, with the remainder primarily expiring between 2036 and 2037, (iii) U.S. foreign tax credits of $0.2 billion that will expire between 2026 and 2034 and (iv) Atlantic Copper NOLs of $0.4 billion that can be carried forward indefinitely.

Valuation Allowances. On the basis of available information at December 31, 2025, including positive and negative evidence, FCX has provided valuation allowances for certain of its deferred tax assets where it believes it is more-likely-than-not that some portion or all of such assets will not be realized. Valuation allowances totaled $3.1 billion at December 31, 2025, and covered all of FCX’s U.S. federal NOLs and foreign tax credits, substantially all of its U.S. state and foreign NOLs, as well as a portion of its U.S. federal, state and foreign deferred tax assets.

The valuation allowance related to FCX’s U.S. foreign tax credits totaled $0.2 billion at December 31, 2025. FCX has operations in tax jurisdictions where statutory income taxes and withholding taxes are in excess of the U.S. federal income tax rate. Valuation allowances are recognized on foreign tax credits for which no benefit is expected to be realized.

The valuation allowance related to FCX’s U.S. federal, state and foreign NOLs totaled $1.8 billion and other deferred tax assets totaled $1.1 billion at December 31, 2025. NOLs and deferred tax assets represent future deductions for which a benefit will only be realized to the extent these deductions offset future income. FCX develops an estimate of which future tax deductions will be realized and recognizes a valuation allowance to the extent these deductions are not expected to be realized in future periods.

Valuation allowances will continue to be carried on U.S. foreign tax credits, U.S. federal, state and foreign NOLs and U.S. federal, state and foreign deferred tax assets, until such time that (i) FCX generates taxable income against which any of the assets, credits or NOLs can be used, (ii) forecasts of future taxable income provide sufficient positive evidence to support reversal of the valuation allowances or (iii) FCX identifies a prudent and feasible means of securing the benefit of the assets, credits or NOLs that can be implemented.

The $0.1 billion net increase in the valuation allowances during 2025 is primarily related to a $0.2 billion increase in U.S. federal temporary differences related to current year activity, partially offset by a $0.1 billion decrease in valuation allowances against outstanding Section 163(j) deferred tax assets.

U.S. Tax Matters
One Big Beautiful Bill Act. On July 4, 2025, the President signed into law H.R.1 (also referred to as the One Big Beautiful Bill Act), which includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain provisions of the Tax Cuts & Jobs Act of 2017. H.R.1 did not have a material impact on FCX’s consolidated financial results for the year 2025.

Inflation Reduction Act of 2022. The provisions of the U.S. Inflation Reduction Act of 2022 (the Act), which became applicable to FCX on January 1, 2023, include, among other provisions, a new Corporate Alternative Minimum Tax (CAMT) of 15% on the adjusted financial statement income (AFSI) of corporations with average annual AFSI exceeding $1.0 billion over a three-year period.

Based on current guidance, FCX has determined that the provisions of the Act did not impact its financial results for the three years ended December 31, 2025. However, the proposed and interim guidance released by the Internal Revenue Service relating to the calculation of CAMT is not final and is subject to change.

Pillar Two of the Global Anti-Base Erosion Rules. In 2021, the Organisation for Economic Co-operation and Development (OECD) published a framework for Pillar Two of the Global Anti-Base Erosion Rules, which was designed to coordinate participating jurisdictions in updating the international tax system to ensure that large multinational companies pay a 15% minimum level of income tax. In January 2026, the OECD published additional guidance on the framework, including safe harbor provisions that would minimize or eliminate application of the 15% global minimum income tax on domestic operations of U.S.-parent multinational companies.

Recommendations from the OECD regarding the 15% global minimum income tax, the safe harbor provisions and other changes are being considered and/or implemented in jurisdictions where FCX operates. At current metals market prices, FCX does not expect enactment of the recommended framework in jurisdictions where it operates to materially impact its financial results.

Indonesia Tax Matters. Under the terms of its special mining business license (IUPK), PTFI is subject to a 25% corporate income tax rate and a 10% profits tax on net income.

During 2024, in conjunction with closure of PTFI’s 2021 corporate income tax audit and resolution of Indonesia disputed tax matters, PTFI recorded credits to net income of $215 million, including $199 million to provision for income taxes, $8 million to production and delivery costs and $8 million to interest expense, net.

Peru Tax Matters. Cerro Verde’s current mining stability agreement subjects it to a stable income tax rate of 32% through the expiration of the agreement on December 31, 2028. The enacted tax rate on dividend distributions, which is not stabilized by the agreement, is 5%.

During 2025, in conjunction with closure of Cerro Verde’s 2020 corporate income tax audit, Cerro Verde recorded credits to net income of $27 million, including $54 million to provision for income taxes and $2 million to other income, net, partially offset by charges of $29 million to production and delivery costs.

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

A summary of the activities associated with FCX’s reserve for unrecognized tax benefits for the years ended December 31 follows:

	2025	2024	2023
Balance at beginning of year	$161	$720	$810
Additions:
Prior year tax positions	24	13	27
Current year tax positions	10	10	28
Decreases:
Prior year tax positions	(20)	(54)	(13)
Settlements with taxing authorities	(4)	(492)	(132)
Lapse of statute of limitations	(2)	(36)	—
Balance at end of year	$169	$161	$720

The total amount of accrued interest and penalties associated with unrecognized tax benefits was $275 million at December 31, 2025, primarily relating to unrecognized tax benefits associated with royalties and the timing of advance payments, $264 million at December 31, 2024, and $536 million at December 31, 2023. Amounts include unpaid items on the consolidated balance sheet of $28 million at December 31, 2025, $26 million at December 31, 2024, and $33 million at December 31, 2023. (Charges) benefits for interest and penalties related to unrecognized tax benefits totaled $(3) million in 2025, $8 million in 2024 and $(153) million in 2023.

The reserve for unrecognized tax benefits of $169 million at December 31, 2025, included $58 million net of income tax benefits and valuation allowances that, if recognized, would reduce FCX’s provision for income taxes. Changes in the reserve for unrecognized tax benefits associated with current and prior-year tax positions were primarily related to uncertainties associated with FCX’s tax treatment of cost recovery methods and various non-deductible costs.

FCX or its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The tax years for FCX’s major tax jurisdictions that remain subject to examination are as follows:

Jurisdiction	Years Subject to Examination	Open Years
U.S. Federal	—	2022-2025
Indonesia	2017, 2022	2023-2025
Peru	2021	2017-2020, 2022-2025
Chile	2023-2024	2022, 2025

NOTE 10.  CONTINGENCIES
Environmental. FCX’s operations are subject to various environmental laws and regulations that govern the generation, storage, treatment, transportation and disposal of hazardous substances; solid waste disposal; air emissions; wastewater discharges; remediation, restoration and reclamation of environmental contamination, including mine closures and reclamation; protection of endangered and threatened species and designation of critical habitats; and other related matters. FCX subsidiaries that operate in the U.S. also are subject to potential liabilities arising under CERCLA and similar state laws that impose responsibility on current and previous owners and operators of a facility for the remediation of hazardous substances released from the facility into the environment, including damages to natural resources, in some cases irrespective of when the damage to the environment occurred or who caused it. Remediation liability also extends to persons who arranged for the disposal of hazardous substances or transported the hazardous substances to a disposal site selected by the transporter. These liabilities are often shared on a joint and several basis, meaning that each responsible party is fully responsible for the remediation if some or all of the other historical owners or operators no longer exist, do not have the financial ability to respond or cannot be found. As a result, because of FCX’s acquisition of FMC, many of the subsidiary companies FCX now owns are responsible for a wide variety of environmental remediation projects throughout the U.S., and FCX expects to spend substantial sums annually for many years to address those remediation issues. Certain FCX subsidiaries have been advised by the U.S. Environmental Protection Agency (EPA), the Department of the Interior, the Department of Agriculture and various state agencies that, under CERCLA or similar state laws and regulations, they may be liable for costs of responding to environmental conditions at a number of sites that have been or are being investigated to determine whether releases of hazardous substances have occurred and, if so, to develop and implement remedial actions to address environmental concerns. FCX is also subject to claims where the release of hazardous substances is alleged to have caused natural resource damages (NRD) and to litigation by individuals allegedly exposed to hazardous substances. As of December 31, 2025, FCX had approximately 80 active remediation projects, including NRD claims, in 23 U.S. states. The largest obligations discussed below total $1.7 billion and account for approximately 85% of the total balance at December 31, 2025.

A summary of changes in FCX’s estimated environmental obligations for the years ended December 31 follows:

	2025	2024	2023
Balance at beginning of year	$2,040	$1,939	$1,740
Accretion expense[a]	116	131	119
Net (reductions) additions[b]	(19)	82	195
Spending	(119)	(112)	(115)
Balance at end of year	2,018	2,040	1,939
Less current portion	(125)	(131)	(131)
Long-term portion	$1,893	$1,909	$1,808
a.Represents accretion of the fair value of environmental obligations assumed in the 2007 acquisition of FMC, which were determined on a discounted cash flow basis in accordance with applicable business combination accounting guidance.
b.In connection with its ongoing review and monitoring of environmental remediation sites, during 2025, FCX identified specific projects with environmental obligations where it could no longer be concluded that a probable liability exists and recorded reductions totaling $91 million reflecting closure of these projects. See further discussion below of revisions for changes in the anticipated scope and timing of projects.

Estimated future environmental cash payments (on an undiscounted and de-escalated basis) total $4.3 billion, including $125 million in 2026, $120 million in 2027, $118 million in 2028, $86 million in 2029, $61 million in 2030 and $3.8 billion thereafter. The amount and timing of these estimated payments will change as a result of changes in regulatory requirements, changes in scope and timing of remediation activities, the settlement of environmental matters and as actual spending occurs.

At December 31, 2025, FCX’s environmental obligations totaled $2.0 billion, including $1.8 billion recorded on a discounted basis for those obligations assumed in the 2007 acquisition of FMC. FCX estimates it is reasonably possible that these obligations could range between $3.8 billion and $5.0 billion on an undiscounted and de-escalated basis.

At December 31, 2025, the most significant environmental obligations were associated with the Pinal Creek site in Arizona; the Newtown Creek site in New York City; historical uranium mining sites in the western U.S.; and historical smelter sites principally located in Arizona, Indiana, Kansas, Missouri, New Jersey, Oklahoma and Pennsylvania. FCX may also be subject to litigation brought by private parties, regulators and local governmental authorities related to these historical sites. A discussion of these sites follows.

Pinal Creek. FCX’s environmental liability balance for Pinal Creek was $520 million at December 31, 2025.

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

Newtown Creek. FCX’s environmental liability balance for Newtown Creek was $486 million at December 31, 2025.

From the 1930s until 1964, Phelps Dodge Refining Corporation (PDRC), an indirect wholly owned subsidiary of FCX, operated a copper smelter, and from the 1930s until 1984, a copper refinery, on the banks of Newtown Creek (the creek), which is a 3.5-mile-long waterway that forms part of the boundary between Brooklyn and Queens in New York City. Heavy industrial uses on and around the creek and discharges from the City of New York’s sewer system over more than a century resulted in significant environmental contamination of the waterway. In 2010, EPA designated the creek as a Superfund site and identified PDRC, four other companies and the City of New York as PRPs. The following year, PDRC and the four other companies (the Newtown Creek Group, NCG) and the City of New York entered an Administrative Order on Consent to perform a remedial investigation/feasibility study (RI/FS) to assess the nature and extent of environmental contamination in the creek and identify remedial options. EPA approved the final RI report in April 2023. The NCG’s FS work is ongoing. At the agency’s request, the NCG prepared a focused feasibility study (FFS) for an early action remediation project focusing on the East Branch tributary of the creek. In January 2025, the agency issued a record of decision selecting an interim remedy for the East Branch. EPA has identified over 30 PRPs for the site, including the NCG members and New York City, and invited all PRPs to participate in performing the East Branch remedial design. During 2023, FCX recorded adjustments to Newtown Creek environmental obligations totaling $64 million based on updated cost estimates from the draft early action FFS and no further adjustment was considered necessary based on the issuance of the 2025 record of decision. PDRC, City of New York, and two other PRPs have signed a settlement agreement, which reduced future litigation risk among the participating parties. The scope and design of the site remedy (or remedies), final costs of the site investigation and remediation, and future recovery of costs among various non-NCG PRPs are uncertain and subject to change. Changes to the overall cost of this remedial obligation and the portion ultimately allocated to PDRC could be material to FCX.

Historical Uranium Mining Sites. FCX’s environmental liability balance for the historical uranium mining sites was $482 million at December 31, 2025.

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

FCX is also conducting site surveys of historical uranium mining claims associated with FCX subsidiaries on non-tribal federal lands in the Four Corners region. Under a memorandum of understanding with the U.S. Bureau of Land Management (BLM), site surveys are being performed on approximately 15,000 mining claims, ranging from undisturbed claims to claims with mining features. Based on these surveys, BLM has issued no further action determinations for certain undisturbed claims. A similar agreement is in place with the U.S. Forest Service for mine features on U.S. Forest Service land. Either BLM or the U.S. Forest Service may request additional assessment or remediation activities for other claims with mining features. FCX will update this obligation when it has sufficient support for reconsideration or remedy decisions from the BLM or the U.S. Forest Service to support a reasonably certain range of outcomes. FCX expects it will take several years to complete this work.

Historical Smelter Sites. FCX’s environmental liability balance for historical smelter sites was $224 million at December 31, 2025.

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

From 1920 until 1986, United States Metals Refining Company (USMR), an indirect wholly owned subsidiary of FCX, owned and operated a copper smelter and refinery in the Borough of Carteret, New Jersey. Since the early 1980s, the site has been the subject of environmental investigation and remediation, under the direction and supervision of the New Jersey Department of Environmental Protection (NJDEP). In 2012, after receiving a request from NJDEP, USMR also began investigating and remediating off-site properties, which is ongoing. As a result of off-site soil sampling in public and private areas near the former Carteret smelter, FCX established an environmental obligation for known and potential off-site environmental remediation; that work was essentially completed at the end of 2024. In September 2025, FCX also recorded an increase to its environmental obligation associated with the onsite portion of the Carteret smelter site totaling $19 million based on updated cost estimates for the remediation work. On-site contamination is in the later stages of remediation.

Assessments of sediments in the adjacent Arthur Kill resulted in NJDEP’s acceptance of USMR’s proposal for alternative remediation standards for sediment in the Arthur Kill. The subsequent selection of a preferred sediment remedial action resulted in an increase of $46 million to the related environmental obligation in July 2025. Remedial work is expected to start in 2026 and will take several years to complete.

In 2024 and 2025, EPA released guidance that governs the remediation of lead and arsenic. While the January 2025 EPA final toxicological assessment for inorganic arsenic is subject to further policy review, the updated October 2025 lead guidance for cleanup of residential soils simplifies the process for selecting screening and removal levels. The guidance also emphasizes the use of site-specific risk assessments and institutional controls to manage soil lead risks, which is consistent with the approach used within our smelter portfolio. FCX is working with state agencies to understand possible ramifications of this guidance on its projects. Future changes to EPA’s lead and arsenic cleanup levels could result in increases to FCX’s environmental obligations for ongoing residential property cleanup projects near former smelter sites.

AROs. FCX’s ARO estimates are reflected on a third-party cost basis and are based on FCX’s legal obligation to retire tangible, long-lived assets. A summary of changes in FCX’s AROs for the years ended December 31 follows:

	2025		2024		2023
Balance at beginning of year	$3,684		$3,001		$3,043
Liabilities incurred	2		16		18
Revisions to cash flow estimates and settlements, net	101	[a]	635	[a]	54
Accretion expense	175		154		20	[b]
Spending	(126)		(122)		(134)
Balance at end of year	3,836		3,684		3,001
Less current portion	(188)		(189)		(185)
Long-term portion	$3,648		$3,495		$2,816
a.Primarily reflects adjustments for legacy oil and gas properties, Safford and El Abra in 2025, and legacy oil and gas properties, Sierrita, PTFI, Climax and Henderson in 2024.
b.Includes a $112 million adjustment at PTFI to correct certain inputs in the historical ARO model.

ARO costs may increase or decrease significantly in the future as a result of changes in regulations, changes in engineering designs and technology, permit modifications or updates, changes in mine plans, settlements, inflation or other factors and as reclamation (concurrent with mining operations or post mining) spending occurs. ARO activities and expenditures for mining operations generally are made over an extended period of time commencing near the end of the mine life; however, certain reclamation activities may be accelerated if legally required or if determined to be economically beneficial. For ARO activities and expenditures for legacy oil and gas properties, the methods used or required to plug and abandon non-producing oil and gas wellbores; remove platforms, tanks, production equipment and flow lines; and restore wellsites could change over time.

In 2025, FCX completed the implementation of and verification of conformance with the Global Industry Standard on Tailings Management (the Tailings Standard) at all applicable tailings storage facilities. Accordingly, at December 31, 2025, FCX’s tailings storage facility closure plans and associated cost estimates and AROs meet the requirements of the Tailings Standard.

Financial Assurance. Arizona, New Mexico, Colorado and other states, as well as U.S. regulations governing mine operations on federal land, require financial assurance to be provided for the estimated costs of mine reclamation and closure, including groundwater quality protection programs. FCX has satisfied financial assurance requirements by using a variety of mechanisms, primarily involving parent company performance guarantees and financial capability demonstrations, but also trust funds, surety bonds, letters of credit and other collateral. The applicable regulations specify financial strength tests that are designed to confirm a company’s or guarantor’s financial capability to fund estimated reclamation and closure costs. The amount of financial assurance FCX subsidiaries are required to provide will vary with changes in laws, regulations, reclamation and closure requirements, and cost estimates. At December 31, 2025, FCX’s financial assurance obligations associated with these U.S. mine closure and reclamation/restoration costs totaled $2.2 billion, including $1.2 billion in the form of guarantees primarily issued by FCX, and $0.6 billion in letters of credit, bank guarantees and surety bonds. FCX had trust assets totaling $0.2 billion at December 31, 2025 (refer to Note 4), which are legally restricted to be used to satisfy FCX’s financial assurance obligations for its mining properties in New Mexico.

In addition, FCX subsidiaries have financial assurance obligations totaling $0.7 billion, including $0.5 billion in the form of guarantees and $0.2 billion in letters of credit, bank guarantees and surety bonds for legacy oil and gas properties associated with plugging and abandoning wells and facilities. Where oil and gas guarantees associated with the Bureau of Ocean Energy Management do not include a stated cap, the amounts reflect management’s estimates of the potential exposure.

Arizona Environmental and Reclamation Programs. At December 31, 2025, FCX had accrued reclamation and closure costs of $918 million for its Arizona operations and facilities.

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

Portions of Arizona mining facilities that operated after January 1, 1986, also are subject to the Arizona Mined Land Reclamation Act (AMLRA). AMLRA requires reclamation to achieve stability and safety consistent with post-mining land use objectives specified in a reclamation plan. Reclamation plans must be approved by the Arizona State Mine Inspector (ASMI) and must include an estimate of the cost to perform the reclamation measures specified in the plan along with financial assurance. In 2023, the ASMI requested updates to reclamation cost estimates and associated financial assurance for FCX’s Arizona mine sites, and in 2024, FCX submitted updated closure scopes of work and associated costs for Miami, Bagdad and Morenci. In 2025, Safford completed changes to its facilities, resulting in a $31 million increase in its AROs. FCX will continue to evaluate options for future reclamation and closure activities at its operating and non-operating sites, which are likely to result in adjustments to FCX’s AROs, and those adjustments could be material.

New Mexico Environmental and Reclamation Programs. At December 31, 2025, FCX had accrued reclamation and closure costs of $573 million for its New Mexico operations.

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

Colorado Reclamation Programs. As of December 31, 2025, FCX had accrued reclamation and closure costs of $367 million for its Colorado operations.

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

Chile Reclamation and Closure Programs. At December 31, 2025, FCX had accrued reclamation and closure costs of $129 million for its El Abra operations.

El Abra is subject to regulation under the Mine Closure Law administered by the National Geology and Mining Service. In 2025, El Abra submitted its updated closure plan and cost estimates and recorded an increase of $18 million to its AROs.

At December 31, 2025, El Abra had financial assurance obligations of $0.1 billion covered by insurance policies.

Peru Reclamation and Closure Programs. At December 31, 2025, FCX had accrued reclamation and closure costs of $242 million for its Cerro Verde operations.

Cerro Verde is subject to regulation under the Mine Closure Law administered by the Peru Ministry of Energy and Mines. Under the closure regulations, mines must submit a closure plan that includes the reclamation methods, closure cost estimates, methods of control and verification, closure and post-closure plans, and financial assurance. In 2023, Cerro Verde received approval of its updated closure plan and cost estimates and recorded an increase of $18 million to its AROs.

At December 31, 2025, Cerro Verde had financial assurance obligations of $0.1 billion covered by letters of credit, bank guarantees and surety bonds.

Indonesia Reclamation and Closure Programs. At December 31, 2025, FCX had accrued reclamation and closure costs of $1.0 billion for its PTFI operations.

The ultimate amount of reclamation and closure costs to be incurred at PTFI’s operations will be determined based on applicable laws and regulations and PTFI’s assessment of appropriate remedial activities under the circumstances, after consultation with governmental authorities, affected local residents and other affected parties and cannot currently be projected with precision. Some reclamation costs will be incurred during mining activities, while the remaining reclamation costs will be incurred after the end of mining activities, which are currently estimated to continue through 2041. In 2024, PTFI recorded net increases to its ARO totaling $122 million primarily for revised reclamation plans for the Grasberg open pit area and adjustments resulting from a review and update of the PTFI ARO model.

Indonesia government regulations require a company to provide mine closure and reclamation guarantees in the form of time deposits placed in state‑owned banks in Indonesia. At December 31, 2025, PTFI had $119 million in restricted time deposits included in other assets and $18 million in letters of credit, bank guarantees and surety bonds for mine closure and reclamation guarantees.

Oil and Gas Properties. As of December 31, 2025, Freeport McMoRan Oil & Gas LLC (FM O&G), FCX’s subsidiary that holds its legacy oil and gas properties, had accrued reclamation and closure costs of $593 million covering approximately 150 wells and 130 platforms and other structures.

Substantially all of FM O&G’s oil and gas leases require that, upon termination of economic production, the working interest owners plug and abandon non-producing wellbores, remove equipment and facilities from leased acreage, and restore land in accordance with applicable local, state and federal laws. Following several sales transactions, FM O&G’s remaining operating areas primarily include offshore California and the Gulf of Mexico (also referred to as Gulf of America). FM O&G recorded increases to its ARO totaling $78 million in 2025, $163 million in 2024 and $91 million in 2023.

FM O&G’s ARO adjustments for 2025 and 2024 included charges totaling $31 million and $116 million, respectively, associated with revisions to obligations assumed as a result of bankruptcies from other oil companies and were charged to production and delivery costs. FM O&G, as a predecessor-in-interest in oil and natural gas leases, is in the chain of title with unrelated third parties either directly or by virtue of divestiture of certain oil and natural gas assets previously owned and assigned by its subsidiaries. Certain counterparties in these divestiture transactions or third parties in existing leases have filed for bankruptcy protection or undergone associated reorganizations and have not performed the required abandonment obligations. Accordingly, regulations or federal laws require that other working interest owners, including FM O&G, assume such obligations.

Litigation. In addition to the pending legal proceedings discussed below and above under “Environmental,” FCX is involved periodically in ordinary routine litigation incidental to our business, some of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. SEC regulations require us to disclose environmental proceedings involving a governmental authority if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to the SEC regulations, we use a threshold of $1 million for purposes of determining whether disclosure of any such environmental proceedings is required. Management does not believe, based on currently available information, that the outcome of any current pending legal proceeding will have a material adverse effect on FCX’s financial condition, although individual or cumulative outcomes could be material to FCX’s operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

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

In recent years, there has been a significant increase in the number of cases alleging the presence of asbestos contamination in talc-based cosmetic and personal care products and in cases alleging exposure to talc products that are not alleged to be contaminated with asbestos. The primary targets have been the producers of those products, but defendants in many of these cases also include talc miners. Cyprus Amax Minerals Company (CAMC), an indirect wholly owned subsidiary of FCX, and Cyprus Mines Corporation (Cyprus Mines), a wholly owned subsidiary of CAMC, are among those targets. Cyprus Mines was engaged in talc mining and processing from 1964 until 1992 when it exited its talc business by conveying it to a third party. In 2011, the third party sold that business to Imerys Talc America (Imerys), an affiliate of Imerys S.A.

In accordance with the terms of the 1992 transactions and subsequent agreements, Cyprus Mines has contractual indemnification rights, subject to limited reservations, against Imerys, which historically acknowledged those indemnification obligations and took responsibility for all talc lawsuits against Cyprus Mines and CAMC tendered to it. However, in February 2019, Imerys filed for Chapter 11 bankruptcy protection and, as a result, stopped defending the talc lawsuits against Cyprus Mines and CAMC.

In January 2021, Imerys filed the form of a global settlement agreement to be entered into by CAMC, Cyprus Mines, FCX, Imerys and the other debtors, tort claimants’ committee and future claims representative in the Imerys bankruptcy. In accordance with the global settlement, among other things, (1) CAMC agreed to contribute a total of $130 million in cash to a settlement trust in seven annual installments, which will be guaranteed by FCX, and (2) CAMC and Cyprus Mines and their affiliates will contribute to the settlement trust all rights that they have to the proceeds of certain legacy insurance policies as well as indemnity rights they have against Johnson & Johnson (J&J). In accordance with the settlement, Cyprus Mines commenced its bankruptcy process in February 2021, with all talc lawsuits against CAMC, Cyprus Mines and FCX being stayed. The claimants failed to approve the Imerys bankruptcy plan in 2021, which resulted in a lengthy mediation process among the interested parties.

Mediation resulted in CAMC agreeing to contribute an additional $65 million over seven years to the claimant trust for a total contribution of $195 million. The claimants in both the Imerys and Cyprus Mines bankruptcy cases approved the global settlement in January 2025, and in September 2025, the parties agreed that “foreign claimants” (as defined in the amended plan) would not be discharged, which now remains subject to bankruptcy court approvals in both cases. There can be no assurance that the global settlement will be approved and successfully implemented.

In addition, in 2024, Cyprus Mines and Imerys entered into a settlement agreement with J&J, which became effective in February 2025. In accordance with the settlement agreement, (i) all indemnity claims against J&J were released, and Imerys and Cyprus Mines waived claims against insurers that could lead to the insurers asserting claims against J&J; (ii) J&J agreed to pay $505 million to Imerys and Cyprus Mines (shared 50/50 between the two parties); and (iii) J&J agreed to remit recoveries of certain legacy insurance claims to Imerys and Cyprus Mines. In accordance with the settlement, Cyprus Mines received cash of $230 million in 2025 (which included recoveries of legacy insurance claims) and the remaining $48 million in January 2026. At December 31, 2025, FCX had a total litigation reserve of $477 million associated with the global settlement, including $278 million associated with the J&J settlement and $4 million for other potential contributions.

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

Peru Tax Matters. Cerro Verde has received assessments from the National Superintendency of Customs and Administration for additional taxes, penalties and interest related to various audit exceptions for income and other taxes. Cerro Verde has filed or will file objections to the assessments because it believes it has properly determined and paid its taxes. A summary of these assessments follows:

Tax Year	Tax Assessment	Penalties and Interest	Total
2003 to 2008	$33	$108	$141
2009	9	31	40
2010	7	67	74
2011 and 2012	6	36	42
2013	9	27	36
2014 to 2022	102	45	147
	$166	$314	$480

As of December 31, 2025, Cerro Verde had paid $471 million of disputed tax assessments. A reserve has been applied against these payments totaling $179 million, resulting in a net receivable of $292 million (included in long-term tax receivables), which Cerro Verde believes is collectible.

Cerro Verde’s income tax assessments, penalties and interest included in the table above totaled $409 million at December 31, 2025, of which $257 million has not been charged to expense.

Indonesia Tax Matters. PTFI has received assessments from the Indonesia tax authorities for additional taxes and interest related to various audit exceptions for income and other taxes totaling $108 million (including $74 million of tax assessments and $34 million of interest). PTFI has filed objections to the assessments because it believes it has properly determined and paid its taxes.

As of December 31, 2025, PTFI has paid $10 million on these disputed tax assessments (included in value added and other tax receivables), which PTFI believes is collectible. Disputed tax assessments include pending cases at the Indonesia Supreme Court related to withholding taxes for employees and other service providers for the years 2005 and 2007, which total $41 million (included in accounts payable and accrued liabilities) as of December 31, 2025.

PTFI’s income tax assessments and interest included in the assessments noted above totaled $56 million at December 31, 2025, of which $51 million has not been charged to expense.

Indonesia Matters.
Grasberg Minerals District Mud Rush Incident. On September 8, 2025, PTFI experienced an external mud rush incident that resulted in seven fatalities. Mining operations were temporarily suspended to prioritize the recovery of the seven team members fatally injured and to conduct investigations. Following the incident, PTFI has been engaged in activities to address the incident and advance preparation for a safe and sustainable restart of operations.

In late October 2025, PTFI restarted operations at the unaffected Deep Mill Level Zone and Big Gossan underground mines. Investigations and remedial plans were completed in fourth-quarter 2025 and a phased restart and ramp-up of the Grasberg Block Cave underground mine is anticipated to begin in second-quarter 2026.

Following the September 2025 mud rush incident and until PTFI operations return to normal capacity, a portion of PTFI’s costs of sales are being recognized as idle facility, which are non-inventoriable costs. During 2025, PTFI recorded idle facility costs and direct recovery expenses totaling $743 million (consisting of $625 million in production and delivery costs and $118 million in DD&A expense).

During 2025, PTFI also recorded asset impairment charges totaling $73 million (included in production and delivery costs) associated with the mud rush incident, including for the write-off of $60 million of assets damaged beyond repair and $13 million of chute galleries that are being upgraded. The incident did not indicate a broader impairment of PTFI’s long-lived mining assets based on PTFI’s reserve life, favorable market outlook for metal prices and expected resumption of operations at the Grasberg Block Cave underground mine in the near term.

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

Concentrate Exports. PTFI’s copper concentrate export license for 1.4 million metric tons of copper concentrate (subject to a 7.5% export duty) expired on September 16, 2025. Current regulations in Indonesia prohibit exports of copper concentrate.

Long-term Mining Rights. With the completion of PTFI’s downstream processing facilities during 2025, FCX and PTFI have advanced discussions with the Indonesia government for a long-term extension of PTFI’s operating rights beyond the current expiration in 2041. PTFI is preparing its application for a long-term extension expected to cover the life of the resource, which is expected to be submitted in 2026. In connection with the extension, PTFI would pursue additional exploration, conduct studies for future additional development and expand its social programs. FCX expects to maintain its ownership interest in PTFI of approximately 49% through 2041 and hold approximately 37% beginning in 2042, following the transfer of an additional interest in PTFI to an Indonesia state-owned enterprise. FCX expects the existing governance agreements would continue over the life of the resource. Application for extension may be submitted at any time up to one year prior to the expiration of PTFI’s IUPK.

Export Proceeds. In accordance with a regulation issued by the Indonesia government in 2023, 30% of PTFI’s gross export proceeds were being temporarily deposited into Indonesia banks for a period of 90 days before withdrawal. At December 31, 2024, PTFI had $0.7 billion in current restricted cash and cash equivalents deposited in Indonesia banks in accordance with this regulation.

Effective March 1, 2025, the Indonesia government implemented a new regulation (March 2025 Regulation) for export proceeds that requires 100% of export proceeds to be deposited in Indonesia banks for 12 months. The March 2025 Regulation allows the use of funds for ongoing business requirements, including dividends to shareholders, payment of taxes and other obligations to the Indonesia government, payment for materials or capital expenditures that are not available domestically and repayment of loans. Because PTFI has the ability to utilize its export proceeds to fund business requirements, these deposits are classified as cash and cash equivalents. The Indonesia government is considering additional changes to the March 2025 regulation; however, the details of the modifications have not been finalized.

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

Insurance.  FCX and its subsidiaries purchase a variety of insurance products to mitigate potential losses, which typically have specified deductible amounts or self-insured retentions and policy limits. Refer to Grasberg Minerals District Mud Rush Incident above for discussion of recoveries being sought by PTFI under its property and business interruption insurance policies.

FCX generally is self-insured for U.S. workers’ compensation but purchases excess insurance up to statutory limits. An actuarial analysis is performed twice a year on the various casualty insurance programs covering FCX’s U.S.-based mining operations, including workers’ compensation, to estimate expected losses. At December 31, 2025, FCX’s liability for expected losses under these insurance programs totaled $55 million, which consisted of a current portion of $14 million (included in accounts payable and accrued liabilities) and a long-term portion of $41 million (included in other liabilities). In addition, FCX has receivables of $17 million (a current portion of $9 million included in other current assets and a long-term portion of $8 million included in other assets) for expected claims associated with these losses to be filed with insurance carriers.

NOTE 11.  COMMITMENTS AND GUARANTEES
Leases. The components of FCX’s leases presented in the consolidated balance sheets as of December 31 follow:

	2025	2024
Lease right-of-use assets (included in property, plant, equipment and mine development costs, net)	$1,205	$853

Short-term leases (included in accounts payable and accrued liabilities)	$103	$98
Long-term leases	1,010	692
Total leases[a]	$1,113	$790
a.Includes leases totaling $0.8 billion at December 31, 2025, and $0.6 billion at December 31, 2024, for PTFI’s downstream processing facilities, primarily for shallow draft vessels ($0.3 billion at December 31, 2025, and $0.1 billion at December 31, 2024), an oxygen plant ($0.2 billion at December 31, 2025 and 2024), land ($0.1 billion at December 31, 2025 and 2024), and a wharf ($0.1 billion at December 31, 2025 and 2024).

Operating lease costs, primarily included in production and delivery costs in the consolidated statements of income, for the years ended December 31 follow:

	2025	2024	2023

Operating leases	$61	$44	$48
Variable and short-term leases[a]	162	146	126
Total operating lease costs	$223	$190	$174
a.Includes $49 million in 2025, $50 million in 2024 and $30 million in 2023 related to a variable lease component of PTFI’s tolling arrangement with PT Smelting. Refer to Note 2 for additional discussion of PTFI’s commercial arrangement with PT Smelting.

Total finance lease costs, including both depreciation and interest, were $76 million in 2025, $24 million in 2024 and $6 million in 2023.

FCX acquired right-of-use assets through lease arrangements totaling $0.5 billion in 2025 and 2024, and $0.2 billion in 2023. FCX payments included in operating cash flows for its lease liabilities totaled $85 million in 2025 and $61 million in both 2024 and 2023. FCX payments included in financing cash flows for its lease liabilities totaled $37 million in 2025, $41 million in 2024 and $3 million in 2023. At December 31, 2025, the weighted-average discount rate used to determine the lease liabilities was 5.0% (4.9% at December 31, 2024) and the weighted-average remaining lease term was 16.0 years (15.0 years at December 31, 2024).

The future minimum payments for leases presented in the consolidated balance sheet at December 31, 2025, follow:

2026	$151
2027	128
2028	115
2029	171
2030	75
Thereafter	956
Total payments	1,596
Less amount representing interest	(483)
Present value of net minimum lease payments	1,113
Less current portion	(103)
Long-term portion	$1,010

Contractual Obligations.  At December 31, 2025, based on applicable prices on that date, FCX has unconditional purchase obligations (including take-or-pay contracts with terms less than one year) of $4.2 billion, primarily comprising the procurement of copper concentrate ($3.6 billion), transportation services ($0.3 billion) and electricity ($0.2 billion). Some of FCX’s unconditional purchase obligations are settled based on the prevailing market rate for the service or commodity purchased. In some cases, the amount of the actual obligation may change over time because of market conditions. Obligations for copper concentrate provide for deliveries of specified volumes to Atlantic Copper at market-based prices. Transportation obligations are primarily associated with contracted ocean freight agreements for our South America and Indonesia operations. Electricity obligations are primarily for long-term power purchase agreements in the U.S. and contractual minimum demand at the South America mines.

FCX’s unconditional purchase obligations total $2.8 billion in 2026, $0.9 billion in 2027, $0.3 billion in 2028, $0.1 billion in 2029, less than $0.1 billion in 2030 and $0.1 billion thereafter. During the three-year period ended December 31, 2025, FCX fulfilled its minimum contractual purchase obligations.

IUPK – Indonesia. In December 2018, FCX completed the 2018 Transaction with the Indonesia government regarding PTFI’s long-term mining rights and share ownership. Concurrent with the closing of the 2018 Transaction, the Indonesia government granted PTFI an IUPK to replace its former contract of work. Under the terms of the IUPK, PTFI was granted an extension of mining rights through 2031, with rights to extend mining rights through 2041, subject to PTFI completing the development of additional smelting and refining capacity in Indonesia and fulfilling its defined fiscal obligations to the Indonesia government. The IUPK, and related documentation, contains legal and fiscal terms and is legally enforceable through 2041, assuming the additional extension is received. In addition, FCX, as a foreign investor, has rights to resolve investment disputes with the Indonesia government through international arbitration.

Pursuant to regulations issued during 2024, PTFI is eligible to apply for an extension of its mining rights beyond 2041, provided certain conditions are met. The application for extension may be submitted at any time up to one year prior to the expiration of the current IUPK. Refer to Note 10 for further discussion.

The key fiscal terms set forth in the IUPK include a 25% corporate income tax rate, a 10% profits tax on net income, and royalty rates of 4% for copper, 3.75% for gold and 3.25% for silver. PTFI’s royalties charged against revenues totaled $345 million in 2025, $433 million in 2024 and $338 million in 2023.

Dividend distributions from PTFI to FCX totaled $1.0 billion in 2025, $1.5 billion in 2024 and $0.4 billion in 2023, and were subject to a 10% withholding tax.

Export Duties. The IUPK required PTFI to pay export duties of 5%, declining to 2.5% when smelter development progress exceeded 30% and eliminated when development progress for additional smelting and refining capacity in Indonesia exceeded 50%. In December 2022, PTFI received approval, based on construction progress achieved, for a reduction in export duties from 5% to 2.5%, which was effective immediately. In March 2023, the Indonesia government further verified that construction progress of the smelter exceeded 50% and PTFI’s export duties were eliminated effective March 29, 2023.

In July 2023, the Ministry of Finance issued a revised regulation on duties for various exported products, including copper concentrates. Under the revised regulation PTFI was assessed export duties for copper concentrates at

7.5% in the second half of 2023 (totaling $307 million). For 2024, the revised regulation assessed export duties for copper concentrates at 10% for companies with smelter progress of 70% to 90% and at 7.5% for companies with smelter progress exceeding 90%. At December 31, 2023, construction progress of PTFI’s smelter projects exceeded 90%; however, PTFI was subject to the 10% export duty during 2024 until it received a revised concentrate export license. In July 2024, PTFI was granted copper concentrate and anode slimes export licenses, which were valid through December 2024, subjecting PTFI to a 7.5% export duty. Prior to the expiration of its export license on September 16, 2025, PTFI was assessed export duties on copper concentrate sales at a rate of 7.5%. PTFI’s export duties totaled $337 million in 2025, $457 million in 2024 and $324 million in 2023.

Indemnification. The PTFI divestment agreement, discussed in Note 2, provides that FCX will indemnify MIND ID and PTI from any losses (reduced by receipts) arising from any tax disputes of PTFI disclosed to MIND ID in a Jakarta, Indonesia, tax court letter limited to PTI’s respective percentage share at the time the loss is finally incurred. FCX had accrued $49 million as of December 31, 2025 and 2024 (included in accounts payable and accrued liabilities in the consolidated balance sheets) related to this indemnification.

Community Development Programs.  FCX has adopted policies that govern its working relationships with the communities where it operates and that are designed to guide FCX’s practices and programs in a manner that respects human rights and the culture of the local people impacted by FCX’s operations. FCX continues to make significant expenditures on community development, health, education, training and cultural programs.

Indonesia. PTFI provides funding and technical assistance to support various community development and empowerment programs in areas such as health, education, economic development and local infrastructure. In 1996, PTFI established a social investment fund with the aim of contributing to social and economic development in the Mimika Regency. In 2019, the Amungme and Kamoro Community Empowerment Foundation (Yayasan Pemberdayaan Masyarakat Amungme dan Kamoro, or YPMAK) was established, and in 2020, PTFI appointed YPMAK to assist in distributing a significant portion of PTFI’s funding to support the development and empowerment of the local Indigenous Papuan people. YPMAK is governed by a Board of Governors consisting of seven representatives, including four from PTFI.

In addition, since 2001, PTFI has voluntarily established and contributed to land rights trust funds administered by Amungme and Kamoro representatives that focus on socioeconomic initiatives, human rights and environmental issues.

PTFI is committed to the continued funding of YPMAK programs and the land rights trust funds, as well as for other local-community development initiatives through the end of its IUPK in support of public health, education, local economic development and empowerment. PTFI recorded charges to production and delivery costs totaling $118 million in 2025, $141 million in 2024 and $123 million in 2023 for social and economic development programs in Indonesia.

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

In December 2025, Cerro Verde entered into a long-term wastewater offtake agreement with Servicio de Agua Potable y Alcantarillado de Arequipa S.A. (SEDAPAR), the municipal water and sanitation services provider in the Arequipa region, to expand the existing wastewater treatment plant through the later of December 31, 2060, or the end of Cerro Verde’s mine life, and complete additional infrastructure projects for the benefit of Arequipa’s population. In accordance with the agreement, Cerro Verde has committed approximately $365 million, including $250 million for the expansion of the existing wastewater treatment plant and $115 million for additional infrastructure projects specified by SEDAPAR. Cerro Verde’s commitment also includes up to $510 million of water and sanitation facility projects, and Cerro Verde has agreed to construct an additional wastewater treatment plant in the future once the existing wastewater treatment plant reaches it expanded capacity, for which the costs of both will be recovered through tax credits from the Peru government. The agreement provides Cerro Verde with preferential rights to a portion of the treated water and secures long-term access to water to support its operations. Commencement of the additional infrastructure projects and future wastewater plant is pending SEDAPAR providing the land and Cerro Verde obtaining the necessary permits.

In addition to these projects, Cerro Verde annually makes significant community development investments in the Arequipa region.

Guarantees.  FCX provides certain financial and performance guarantees, as well as indemnities.

In a financial guarantee, FCX or its subsidiaries are obligated to make payments if the guaranteed party fails to make payments under, or violates the terms of, the financial arrangement. In a performance guarantee, FCX or its subsidiaries provide assurance that the guaranteed party will execute on the terms of the contract. If they do not, FCX or its subsidiaries are required to perform on their behalf. FCX or its subsidiaries have also provided indemnification arrangements related to certain assets or businesses that were sold many years ago. These arrangements include, but are not limited to, indemnifications for environmental, tax and certain operating liabilities, claims or litigation existing at closing of the sale. Given the nature of these indemnity obligations, it is not possible to estimate the maximum potential exposure.

Other than the guarantees and indemnifications described above for the PTFI divestment agreement and environmental obligations and AROs described in Note 10, which are identified as contingencies requiring accrual of liabilities or disclosure, FCX does not consider any of such obligations as having a probable likelihood of payment that is reasonably estimable, and accordingly, has not recorded any obligations associated with these indemnities.

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

Derivatives Designated as Hedging Instruments – Fair Value Hedges
Copper Futures and Swap Contracts. Some of FCX’s North America copper rod and cathode customers request a fixed market price instead of the COMEX average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the three years ended December 31, 2025. At December 31, 2025, FCX held copper futures and swap contracts that qualified for hedge accounting for 104 million pounds at an average contract price of $5.05 per pound, with maturities through December 2027.

Summary of Gains (Losses). A summary of realized and unrealized gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item for the years ended December 31 follows:

	2025	2024	2023
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$100	$(32)	$3
Hedged item – firm sales commitments	(100)	32	(3)

Realized gains (losses):
Matured derivative financial instruments	58	29	(4)

Derivatives Not Designated as Hedging Instruments
Embedded Derivatives. Certain FCX sales contracts provide for provisional pricing primarily based on the LME copper settlement price and the London PM gold price at the time of shipment as specified in the contract. FCX receives market prices based on prices in the specified future month, which results in price fluctuations recorded in revenues until the date of settlement.

FCX records revenues and invoices customers at the time of shipment based on the then-current LME copper settlement price and the London PM gold price as specified in the contracts, which results in an embedded derivative (i.e., a pricing mechanism that is finalized after the time of delivery) that is required to be bifurcated from the host contract. The host contract is the sale of the metals contained in the concentrate, cathode or anode slimes at the then-current LME copper settlement or London PM gold prices. FCX applies the normal purchases and normal sales scope exception in accordance with derivatives and hedge accounting guidance to the host contract in its concentrate, cathode and anode slime sales agreements because these contracts do not allow for net settlement and always result in physical delivery. The embedded derivative does not qualify for hedge accounting and is adjusted to fair value through earnings each period, using the period-end LME copper forward price and the adjusted London PM gold price, until the date of final pricing. Similarly, FCX purchases copper under contracts that provide for provisional pricing. Mark-to-market price fluctuations from these embedded derivatives are recorded through the settlement date and are reflected in revenues for sales contracts and in inventory for purchase contracts.

A summary of FCX’s embedded derivatives at December 31, 2025, follows:

	Open	Average Price Per Unit		Maturities
	Positions	Contract	Market	Through
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	365	$5.05	$5.64	May 2026
Gold (thousands of ounces)	3	3,826	4,331	February 2026
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	143	5.06	5.65	April 2026

Copper Forward Contracts. Atlantic Copper enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At December 31, 2025, Atlantic Copper held net copper forward sales contracts for 79 million pounds at an average contract price of $5.36 per pound, with maturities through February 2026.

Summary of Gains (Losses). A summary of realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, for the years ended December 31 follows:

	2025	2024	2023
Embedded derivatives in provisional sales contracts:[a]
Copper	$534	$117	$97
Gold and other metals	195	169	55
Copper forward contracts[b]	(104)	1	(6)
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Credit Risk. FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. As of December 31, 2025, the maximum amount of credit exposure associated with derivative transactions was $289 million.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents. The following table provides a reconciliation of total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows:

	December 31,
	2025		2024
Balance sheet components:
Cash and cash equivalents	$3,824		$3,923
Restricted cash and cash equivalents, current	230	[a]	888	[b]
Restricted cash and cash equivalents, long-term – included in other assets	119		100
Total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,173		$4,911
a.Reflects cash designated for talc-related litigation in accordance with a legal settlement (refer to Note 10).
b.Included (i) $0.7 billion associated with a portion of PTFI’s export proceeds required to be temporarily deposited in Indonesia banks for 90 days in accordance with a previous Indonesia regulation and (ii) $0.1 billion in assurance bonds to support PTFI’s commitment for its downstream processing facilities. Refer to Note 10 for further discussion.

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

	At December 31, 2025
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
Equity securities	$36	$36	$—	$36	$—	$—
U.S. core fixed income fund	29	29	29	—	—	—
Total	65	65	29	36	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	71	71	71	—	—	—
Government mortgage-backed securities	56	56	—	—	56	—
Government bonds and notes	37	37	—	—	37	—
Corporate bonds	34	34	—	—	34	—
Money market funds	22	22	—	22	—	—
Asset-backed securities	11	11	—	—	11	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	232	232	71	22	139	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	217	217	—	—	217	—
Copper futures and swap contracts	72	72	—	50	22	—
Total	289	289	—	50	239	—

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	84	84	—	—	84	—
Copper forward contracts	23	23	—	11	12	—
Total	107	107	—	11	96	—

Debt[d]	9,379	9,493	—	—	9,493	—

	At December 31, 2024
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$27	$27	$27	$—	$—	$—
Equity securities	9	9	—	9	—	—
Total	36	36	27	9	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	66	66	66	—	—	—
Government mortgage-backed securities	54	54	—	—	54	—
Government bonds and notes	34	34	—	—	34	—
Corporate bonds	31	31	—	—	31	—
Money market funds	19	19	—	19	—	—
Asset-backed securities	12	12	—	—	12	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	217	217	66	19	132	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	10	10	—	—	10	—
Copper forward contracts	10	10	—	4	6	—
Total	20	20	—	4	16	—

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	60	60	—	—	60	—
Copper futures and swap contracts	28	28	—	17	11	—
Copper forward contracts	1	1	—	1	—	—
Total	89	89	—	18	71	—

Debt[d]	8,948	8,807	—	—	8,807	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes amounts included in restricted cash and cash equivalents (which approximated fair value), primarily associated with talc-related litigation at December 31, 2025, and PTFI’s export proceeds at December 31, 2024. Refer to Note 12.
c.Refer to Note 12 for further discussion.
d.Recorded at cost except for debt assumed in the 2007 acquisition of FMC, which was recorded at fair value at the acquisition date.

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

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales are valued using quoted monthly LME copper forward prices and the adjusted London PM gold prices at each reporting date based on the month of maturity (refer to Note 12 for further discussion); however, FCX’s contracts themselves are not traded on an exchange. As a result, these derivatives are classified within Level 2 of the fair value hierarchy.

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

The techniques described above may produce a fair value that may not be indicative of NRV or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at December 31, 2025, as compared to those techniques used at December 31, 2024.

NOTE 14.  BUSINESS SEGMENT INFORMATION
Product Revenues. FCX’s revenues attributable to the products it sold for the years ended December 31 follow:

	2025	2024	2023
Copper:
Cathode	$8,147	$8,317	$6,588
Concentrate	6,310	6,734	7,132
Rod and other refined copper products	4,419	3,851	3,659
Purchased copper[a]	449	684	452
Gold	3,900	4,446	3,472
Molybdenum	1,966	1,786	1,991
Silver and other	749	646	600
Adjustments to revenues:
Royalty expense[b]	(354)	(442)	(346)
PTFI export duties[c]	(337)	(457)	(307)
Treatment charges[d]	(63)	(396)	(538)
Revenues from contracts with customers	25,186	25,169	22,703
Embedded derivatives[e]	729	286	152
Total consolidated revenues	$25,915	$25,455	$22,855
a.FCX purchases copper cathode primarily for processing by its U.S. Rod & Refining operations.
b.Reflects royalties on sales from PTFI and Cerro Verde that will vary with the volume of metal sold and prices.
c.Prior to the expiration of its export license on September 16, 2025, PTFI was assessed export duties on copper concentrate sales at a rate of 7.5%. Refer to Note 11 for further discussion.
d.Revenues from our copper concentrate sales are recorded net of treatment charges, which will vary with the sales volumes and the price of copper. Lower charges in 2025 primarily reflect lower treatment charge rates as a result of favorable market conditions.
e.Refer to Note 12 for discussion of embedded derivatives related to FCX’s provisionally priced concentrate and cathode sales contracts.

Geographic Area. Information concerning financial data by geographic area follows:

	December 31,
	2025	2024
Long-lived assets:[a]
Indonesia	$24,059	$22,580
U.S.	11,388	10,468
Peru	6,604	6,452
Chile	1,213	1,120
Other	671	496
Total	$43,935	$41,116
a.Excludes deferred tax assets and intangible assets.

	Years Ended December 31,
	2025	2024	2023
Revenues:[a]
U.S.	$9,034	$7,806	$7,264
Switzerland	5,334	4,251	3,971
Japan	2,850	5,930	3,431
Indonesia	2,180	1,108	767
Singapore	1,246	1,116	1,178
United Kingdom	1,136	115	171
Spain	723	1,052	1,251
China	636	743	1,081
Chile	471	451	428
Germany	332	500	714
France	315	306	226
Egypt	261	239	229
South Korea	193	203	267
India	163	273	354
Philippines	3	283	396
Other	1,038	1,079	1,127
Total	$25,915	$25,455	$22,855
a.Revenues are attributed to countries based on the location of the customer.

Major Customers and Affiliated Companies. Sales to MMC, PTFI’s joint venture partner in PT Smelting, totaled $1.7 billion in 2025, $4.4 billion in 2024 and $2.0 billion in 2023. Sales to MMC totaled 17% of FCX’s consolidated revenues in 2024, and they are the only customer that accounted for 10% or more of FCX’s annual consolidated revenues during the three years ended December 31, 2025.

Consolidated revenues include sales to the noncontrolling interest owners of FCX’s South America operations and Morenci’s joint venture partners totaling $1.5 billion in 2025, $1.6 billion in 2024 and $1.4 billion in 2023.

Labor Matters. As of December 31, 2025, approximately 28% of FCX’s global labor force was covered by collective labor agreements (CLAs), and approximately 11% was covered by agreements that will or are scheduled to expire during 2026.

Reportable Segments. FCX has organized its mining operations into four primary divisions – U.S. copper mines, South America operations, Indonesia operations and Molybdenum mines.

In the U.S., FCX operates seven copper operations – Morenci (72%-owned), Bagdad, Safford (including Lone Star), Sierrita and Miami in Arizona, and Chino and Tyrone in New Mexico, and two molybdenum mines – Henderson and Climax in Colorado. A majority of the copper produced at the U.S. copper mines is cast into copper rod by the U.S. Rod & Refining operations.

In South America, FCX operates two copper operations – Cerro Verde in Peru and El Abra in Chile.

In Indonesia, PTFI operates in the Grasberg minerals district. With the completion of its downstream processing facilities during 2025, PTFI is a fully integrated producer of refined copper and gold.

Operating segments that meet certain thresholds are reportable segments, including the Cerro Verde copper mine, Indonesia operations and U.S. Rod & Refining operations. Though not quantitatively material, FCX has also voluntarily disclosed the Morenci copper mine and Atlantic Copper as reportable segments in the following tables.

•Morenci. The Morenci open-pit mine, located in southeastern Arizona, produces copper cathode and copper concentrate. In addition to copper, the Morenci mine also produces molybdenum concentrate. During 2025, the Morenci mine produced 38% of copper from FCX’s U.S. copper mines and 15% of FCX’s consolidated copper production.

•Cerro Verde. The Cerro Verde open-pit copper mine, located near Arequipa, Peru, produces copper cathode and copper concentrate. In addition to copper, the Cerro Verde mine also produces molybdenum concentrate and silver. During 2025, the Cerro Verde mine produced 81% of copper from FCX’s South America operations and 26% of FCX’s consolidated copper production.

•Indonesia Operations. Indonesia operations include PTFI’s Grasberg minerals district that produces copper concentrate that contains significant quantities of gold and silver, and PTFI’s downstream processing facilities. PTFI’s smelter will exclusively receive concentrate from the Grasberg minerals district and the PMR will receive anode slimes from the smelter and from PT Smelting. During 2025, PTFI’s Grasberg minerals district produced 30% of FCX’s consolidated copper production and 98% of FCX’s consolidated gold production.

•U.S. Rod & Refining. The U.S. Rod & Refining segment consists of copper conversion facilities located in the U.S., and includes a refinery and two rod mills. These operations process copper primarily produced at FCX’s U.S. copper mines and purchased copper into copper cathode and rod. At times these operations refine copper and produce copper rod for customers on a toll basis. Toll arrangements require the tolling customer to deliver appropriate copper-bearing material to FCX’s facilities for processing into a product that is returned to the customer, who pays FCX for processing its material into the specified products.

•Atlantic Copper. Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. During 2025, Atlantic Copper purchased 77% of its concentrate requirements from unaffiliated third parties, 21% from FCX’s South America operations and 2% from FCX’s U.S. copper mines.

Intersegment sales between FCX’s operating segments are based on terms similar to arm’s-length transactions with third parties at the time of the sale. Intersegment sales may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, the timing of sales to unaffiliated customers and transportation premiums.

FCX allocates certain operating costs, expenses and capital expenditures to its operating segments. However, not all costs and expenses applicable to an operation are allocated. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each reportable segment would be if it was an independent entity.

FCX's Chief Executive Officer is identified as its chief operating decision maker (CODM) under segment reporting guidance. Operating income (loss) is the financial measure of profit or loss used by the CODM to review segment results, and the significant segment expenses reviewed by the CODM are consistent with the operating expense line items presented in FCX’s consolidated statements of income. The CODM uses operating income (loss) to assess segment performance against forecasted results and to allocate resources, including capital investment in mining operations and potential expansions.

Financial Information by Reportable Segment as of and for the year ended December 31, 2025

	Reportable Segments
					U.S.		Total
		Cerro	Indonesia		Rod &	Atlantic	Reportable
	Morenci	Verde	Operations		Refining	Copper	Segments

Segment revenues:
Unaffiliated customers	$303	$3,776	$8,618		$6,850	$3,155	$22,702
Intersegment	2,345	930	4		40	14	3,333
	2,648	4,706	8,622		6,890	3,169	26,035

Reconciliation of revenues
Other segments’ revenue - unaffiliated customers[a]							3,213
Other segments’ revenue - intersegment[a]							5,480
Elimination of intersegment revenue							(8,813)
Total consolidated revenues, net							$25,915

Segment measure of profit:
Production and delivery	1,804	2,492	3,551	[b]	6,854	3,099
DD&A	209	373	1,094	[c]	5	27
Selling, general and administrative expenses	1	7	132		—	32
Exploration and research expenses	34	16	5		—	—
Environmental obligations and shutdown costs	(7)	—	—		—	—
Segment operating income	$607	$1,818	$3,840		$31	$11	$6,307

Reconciliation of operating income
Other segments’ operating income[a]							695	[d,e]
Corporate expenses and elimination of intersegment operating income							(484)	[d,f]
Consolidated interest expense, net							(369)
Consolidated other income, net							223
Total consolidated income before income taxes and equity in affiliated companies’ net earnings							$6,372

Segment assets	$3,407	$9,074	$27,270		$333	$2,170	$42,254

Reconciliation of segment assets
Total assets for other segments[a]							36,309
Corporate assets and elimination of investments in consolidated subsidiaries							(20,396)
Total consolidated assets							$58,167

Segment capital expenditures	$232	$353	$2,358		$80	$202	$3,225

Reconciliation of capital expenditures
Total capital expenditures for other segments[a]							1,264
Corporate capital expenditures							5
Total consolidated capital expenditures							$4,494
a.Includes amounts attributable to FCX’s other operating segments that do not meet the quantitative thresholds for determining reportable segments under U.S. GAAP, including other U.S. copper mines, the El Abra mine in Chile, the molybdenum mines, certain downstream processing facilities and exploration. Also includes legacy oil and gas properties.
b.Includes charges totaling $625 million for idle facility costs and direct recovery expenses associated with the September 2025 mud rush incident, $81 million for asset impairment and other write-offs, $65 million for remediation related to the October 2024 smelter fire incident and $39 million for tolling fees that were recognized as idle facility costs associated with PT Smelting’s planned major maintenance turnaround.
c.Includes charges totaling $118 million for idle facility costs and direct recovery expenses associated with the September 2025 mud rush incident.
d.Includes DD&A of $535 million related to other operating segments and $1 million related to corporate assets.
e.Includes charges totaling $118 million, primarily for impairments of legacy oil and gas properties and adjustments to abandonment obligations, including assumed obligations resulting from bankruptcies of other companies. Also includes charges totaling $73 million associated with planned maintenance turnaround costs at the Miami smelter.
f.Corporate expenses include amounts not allocated to individual operating segments.

Financial Information by Reportable Segment as of and for the year ended December 31, 2024

	Reportable Segments
						U.S.		Total
		Cerro		Indonesia		Rod &	Atlantic	Reportable
	Morenci	Verde		Operations		Refining	Copper	Segments

Segment revenues:
Unaffiliated customers	$101	$3,618		$9,774		$6,196	$3,009	$22,698
Intersegment	2,246	638		544		43	8	3,479
	2,347	4,256		10,318		6,239	3,017	26,177

Reconciliation of revenues
Other segments’ revenue - unaffiliated customers[a]								2,757
Other segments’ revenue - intersegment[a]								4,581
Elimination of intersegment revenue								(8,060)
Total consolidated revenues, net								$25,455

Segment measure of profit:
Production and delivery	1,826	2,529	[b]	3,368	[c]	6,206	2,912
DD&A	187	380		1,193		4	28
Selling, general and administrative expenses	2	8		127		—	28
Exploration and research expenses	17	12		8		—	—
Segment operating income	$315	$1,327		$5,622		$29	$49	$7,342

Reconciliation of operating income
Other segments’ operating loss[a]								(86)	[d,e]
Corporate expenses and elimination of intersegment operating income								(392)	[d,f]
Consolidated interest expense, net								(319)
Consolidated other income, net								362
Total consolidated income before income taxes and equity in affiliated companies’ net earnings								$6,907

Segment assets	$3,228	$8,096		$27,309		$202	$1,705	$40,540

Reconciliation of segment assets
Total assets for other segments[a]								34,844
Corporate assets and elimination of investments in consolidated subsidiaries								(20,536)
Total consolidated assets								$54,848

Segment capital expenditures	$184	$293		$2,908		$35	$142	$3,562

Reconciliation of capital expenditures
Total capital expenditures for other segments[a]								1,237
Corporate capital expenditures								9
Total consolidated capital expenditures								$4,808
a.Includes amounts attributable to FCX’s other operating segments that do not meet the quantitative thresholds for determining reportable segments under U.S. GAAP, including other U.S. copper mines, the El Abra mine in Chile, the molybdenum mines, certain downstream processing facilities and exploration. Also includes legacy oil and gas properties.
b.Includes nonrecurring labor-related charges totaling $97 million associated with Cerro Verde’s new CLAs with its two unions.
c.Includes charges totaling $144 million associated with ARO adjustments.
d.Includes DD&A of $447 million related to other operating segments and $2 million related to corporate assets.
e.Includes charges totaling $222 million, primarily for impairments of legacy oil and gas properties and adjustments to abandonment obligations, including assumed obligations resulting from bankruptcies of other companies.
f.Corporate expenses include amounts not allocated to individual operating segments.

Financial Information by Reportable Segment as of and for the year ended December 31, 2023

	Reportable Segments
					U.S.		Total
		Cerro	Indonesia		Rod &	Atlantic	Reportable
	Morenci	Verde	Operations		Refining	Copper	Segments
Segment revenues:
Unaffiliated customers	$91	$3,330	$7,816		$5,886	$2,791	$19,914
Intersegment	2,328	787	621		40	19	3,795
	2,419	4,117	8,437		5,926	2,810	23,709

Reconciliation of revenues
Other segments’ revenue - unaffiliated customers[a]							2,941
Other segments’ revenue - intersegment[a]							4,615
Elimination of intersegment revenue							(8,410)
Total consolidated revenues, net							$22,855

Segment measure of profit:
Production and delivery	1,730	2,529	2,570	[b]	5,901	2,718
DD&A	175	395	1,028		5	28
Selling, general and administrative expenses	2	9	129		—	28
Exploration and research expenses	11	10	2		—	—
Environmental obligations and shutdown costs	(1)	—	—		—	—
Segment operating income	$502	$1,174	$4,708		$20	$36	$6,440

Reconciliation of operating income
Other segments’ operating income[a]							235	[c,d]
Corporate expenses and elimination of intersegment operating income							(450)	[c,e]
Consolidated interest expense, net							(515)
Consolidated net gain on early extinguishment of debt							10
Consolidated other income, net							286
Total consolidated income before income taxes and equity in affiliated companies’ net earnings							$6,006

Segment assets	$3,195	$8,120	$25,548		$172	$1,326	$38,361

Reconciliation of segment assets
Total assets for other segments[a]							35,913
Corporate assets and elimination of investments in consolidated subsidiaries							(21,768)
Total consolidated assets							$52,506

Segment capital expenditures	$232	$271	$3,411		$13	$64	$3,991

Reconciliation of capital expenditures
Total capital expenditures for other segments[a]							832
Corporate capital expenditures							1
Total consolidated capital expenditures							$4,824
a.Includes amounts attributable to FCX’s other operating segments that do not meet the quantitative thresholds for determining reportable segments under U.S. GAAP, including other U.S. copper mines, the El Abra mine in Chile, the molybdenum mines, certain downstream processing facilities and exploration. Also includes legacy oil and gas properties.
b.Includes charges for administrative fines of $55 million and credits totaling $112 million associated with ARO adjustments.
c.Includes DD&A of $432 million related to other operating segments and $5 million related to corporate assets.
d.Includes charges totaling $74 million, primarily for the impairment of legacy oil and gas properties. Also includes charges totaling $65 million associated with the proposed settlement of talc-related litigation.
e.Corporate expenses include amounts not allocated to individual operating segments.

NOTE 15.  SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED)
Recoverable proven and probable mineral reserves as of December 31, 2025, have been prepared using industry accepted practice and conform to the disclosure requirements under Subpart 1300 of SEC Regulation S-K. FCX’s proven and probable mineral reserves may not be comparable to similar information regarding mineral reserves disclosed in accordance with the guidance in other countries. Proven and probable mineral reserves were determined by the use of mapping, drilling, sampling, assaying and evaluation methods generally applied in the mining industry. Mineral reserves, as used in the reserve data presented here, mean an estimate of tonnage and grade of measured and indicated mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. Proven mineral reserves are the economically mineable part of a measured mineral resource. To classify an estimate as a proven mineral reserve, the qualified person must possess a high degree of confidence of tonnage, grade and quality. Probable mineral reserves are the economically mineable part of an indicated or, in some cases, a measured mineral resource. The qualified person’s level of confidence will be lower in determining a probable mineral reserve than it would be in determining a proven mineral reserve. To classify an estimate as a probable mineral reserve, the qualified person’s confidence must still be sufficient to demonstrate that extraction is economically viable considering reasonable investment and market assumptions.

FCX’s mineral reserve estimates are based on the latest available geological and geotechnical studies. FCX conducts ongoing studies of its ore bodies to evaluate economic values and to manage risk. FCX revises its mine plans and estimates of proven and probable mineral reserves as required in accordance with the latest available studies.

Estimated recoverable proven and probable mineral reserves at December 31, 2025, were determined using metals price assumptions of $3.25 per pound for copper, $1,600 per ounce for gold and $14.00 per pound for molybdenum. For the three-year period ended December 31, 2025, LME copper settlement prices averaged $4.17 per pound, London PM gold prices averaged $2,588 per ounce and the weekly average price for molybdenum quoted by Platts Metals Daily averaged $22.51 per pound.

The recoverable proven and probable mineral reserves presented in the table below represent the estimated metal quantities from which FCX expects to be paid after application of estimated metallurgical recoveries and smelter recoveries, where applicable.

	Estimated Recoverable Proven and Probable Mineral Reserves
	at December 31, 2025
	Copper[a] (billion pounds)		Gold (million ounces)	Molybdenum (billion pounds)
U.S.	42.5		0.6	2.6
South America	45.6	[b]	0.1	0.9
Indonesia[c]	24.2		20.0	—
Consolidated basis[d]	112.3		20.6	3.5
Net equity interest[c,e]	78.6		10.4	3.1
Note: Totals may not foot because of rounding.
a.Estimated consolidated recoverable copper reserves included 1.4 billion pounds in leach stockpiles and 0.2 billion pounds in mill stockpiles.
b.Includes 17.5 billion pounds of recoverable copper associated with a potential mill project at El Abra.
c.Estimated recoverable proven and probable mineral reserves from Indonesia reflect estimates of minerals that can be recovered through 2041. As a result, PTFI’s current long-term mine plan and planned operations are based on the assumption that PTFI will abide by the terms and conditions of the IUPK and will be granted the 10-year extension from 2031 through 2041 (refer to Note 11 for further discussion). As such, PTFI will not mine all of these mineral reserves during the initial term of the IUPK. Prior to the end of 2031, PTFI expects to mine 34% of its recoverable proven and probable mineral reserves at December 31, 2025, representing 38% of FCX’s net equity share of recoverable copper reserves and 36% of FCX’s net equity share of recoverable gold reserves in Indonesia.
d.Consolidated mineral reserves represent estimated metal quantities after reduction for joint venture partner interests at the Morenci mine in the U.S. (refer to Note 2 for further discussion). Excluded from the table above were FCX’s estimated recoverable proven and probable mineral reserves of 351 million ounces of silver, which were determined using a silver price assumption of $20 per ounce.
e.Net equity interest mineral reserves represent estimated consolidated metal quantities further reduced for noncontrolling interest ownership (refer to Note 2 for further discussion of FCX’s ownership in subsidiaries). Excluded from the table above were FCX’s estimated recoverable proven and probable mineral reserves of 230 million ounces of silver, which were determined using a silver price assumption of $20 per ounce.

		Estimated Recoverable Proven and Probable Mineral Reserves
		at December 31, 2025
		Ore[a] (million metric tons)		Average Ore Grade Per Metric Ton[a]				Recoverable Proven and Probable Mineral Reserves[b]
	FCX’s Interest	FCX’s Interest	100% Basis	Copper (%)	Gold (grams)		Molybdenum (%)	Copper (billion pounds)		Gold (million ounces)	Molybdenum (billion pounds)
U.S.
Production stage:
Morenci	72%	2,577	3,578	0.22	—		0.01	11.8		—	0.2
Sierrita	100%	2,179	2,179	0.23	—	[c]	0.03	9.3		0.1	1.0
Bagdad	100%	2,587	2,587	0.34	—	[c]	0.02	16.1		0.2	0.9
Safford, including Lone Star	100%	924	924	0.40	—		—	5.5		—	—
Chino, including Cobre	100%	322	322	0.47	0.04		—	2.8		0.3	—
Tyrone	100%	59	59	0.19	—		—	0.2		—	—
Miami	100%	—	—	—	—		—	—	[c]	—	—
Climax	100%	146	146	—	—		0.14	—		—	0.4
Henderson	100%	40	40	—	—		0.16	—		—	0.1

South America
Production stage:
Cerro Verde	55.08%	2,126	3,860	0.34	—		0.01	24.9		—	0.7
El Abra	51%	1,445	2,832	0.40	0.02		0.01	20.6	[d]	0.1	0.2

Indonesia[e]
Production stage:
Grasberg Block Cave	48.76%	230	472	1.04	0.66		—	9.2		6.8	—
Deep Mill Level Zone	48.76%	171	350	0.71	0.53		—	4.6		4.6	—
Big Gossan	48.76%	23	47	2.23	0.94		—	2.1		1.0	—

Development stage:
Kucing Liar	48.76%	229	469	1.03	0.88		—	8.4		7.6	—
Total 100% basis			17,865					115.6		20.6	3.5
Consolidated basis[f]			16,863					112.3		20.6	3.5
FCX’s net equity interest[g]			13,056					78.6		10.4	3.1
Note: Totals may not foot because of rounding.
a.Excludes material contained in stockpiles.
b.Includes estimated recoverable metals contained in stockpiles.
c.Amounts not shown because of rounding.
d.Includes 17.5 billion pounds of copper associated with the potential mill project. El Abra has advanced preliminary feasibility studies for the development of this project, which would require significant additional capital investment to bring the associated copper to production.
e.Estimated recoverable proven and probable mineral reserves from Indonesia reflect estimates of minerals that can be recovered through 2041. Refer to Note 11 for discussion of PTFI’s IUPK.
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

(b)           Changes in internal controls over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management’s annual report on internal control over financial reporting and the report thereon of Ernst & Young LLP are included herein under Item 8. “Financial Statements and Supplementary Data.”

Item 9B.  Other Information.

Director and Officer Trading Arrangements
During the quarter ended December 31, 2025, no director or officer of FCX adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

The information required by this item is incorporated by reference to “Information About Director Nominees,” “Board Committees,” and “Board and Committee Independence; Audit Committee Financial Experts,” and “Compensation Processes and Policies” in our definitive proxy statement to be filed with the United States Securities and Exchange Commission (SEC), relating to our 2026 annual meeting of stockholders.

Item 11.  Executive Compensation.

The information required by this item is incorporated herein by reference to “Director Compensation” and “Executive Officer Compensation” in our definitive proxy statement to be filed with the SEC, relating to our 2026 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information
Only our stockholder-approved 2025 Stock Incentive Plan has shares of our common stock available for future grant. However, we have equity compensation plans pursuant to which awards have previously been made that could result in issuance of our common stock to employees and non-employees as compensation.
The following table presents information regarding our equity compensation plans as of December 31, 2025:

	Number of Securities To be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	12,183,834	[a]	$14.58	40,473,170
Equity compensation plans not approved by security holders	13,500	[b]		—
Total	12,197,334		$14.58	40,473,170

a.Includes shares of our common stock issuable upon the vesting of 3,430,402 restricted stock units (RSUs) and 2,863,125 performance share units at maximum performance levels, and the termination of deferrals with respect to 1,227,240 RSUs that were vested as of December 31, 2025. These awards are not reflected in column (b) because they do not have an exercise price. The number of securities to be issued in column (a) does not include RSUs that are payable solely in cash.
b.Represents securities to be issued under awards assumed in our acquisition of McMoRan Exploration Co. The shares are issuable upon the termination of deferrals with respect to 13,500 RSUs that were vested as of December 31, 2025, and the awards are not reflected in column (b) because they do not have an exercise price.
The other information required by this item is incorporated by reference to “Stock Ownership of Directors and Executive Officers” and “Stock Ownership of Certain Beneficial Owners” in our definitive proxy statement to be filed with the SEC, relating to our 2026 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to “Certain Transactions” and “Board and Committee Independence; Audit Committee Financial Experts” in our definitive proxy statement to be filed with the SEC, relating to our 2026 annual meeting of stockholders.

Item 14.  Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to “Independent Registered Public Accounting Firm” in our definitive proxy statement to be filed with the SEC (including fees billed to us by Ernst & Young, PCAOB ID No. 42), relating to our 2026 annual meeting of stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Freeport-McMoRan Inc.

We have audited the consolidated financial statements of Freeport-McMoRan Inc. (the Company) as of December 31, 2025 and 2024, for each of the three years in the period ended December 31, 2025, and have issued our report thereon dated February 13, 2026 included elsewhere in this Form 10-K. Our audits of the consolidated financial statements included the financial statement schedule listed in Item 15 (a)(2) of this Form 10-K (the “schedule”). This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s schedule, based on our audits.

In our opinion, the schedule presents fairly, in all material respects, the information set forth therein when considered in conjunction with the consolidated financial statements.

/s/ Ernst & Young LLP

Phoenix, Arizona
February 13, 2026

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS (In millions)

		Additions (Deductions)
	Balance at	Charged to		Charged to		Balance at
	Beginning of	Costs and		Other	Other	End of
	Year	Expense		Accounts	Deductions	Year
Reserves and allowances deducted
from asset accounts:
Valuation allowance for deferred tax assets
Year Ended December 31, 2025	$2,984	$98	[a]	$(3)	$—	$3,079
Year Ended December 31, 2024	3,894	(918)	[b]	8	—	2,984
Year Ended December 31, 2023	3,985	(80)	[c]	(11)	—	3,894

Reserves for non-income taxes:
Year Ended December 31, 2025	$29	$8		$—	$(2)	$35
Year Ended December 31, 2024	28	6		—	(5)	29
Year Ended December 31, 2023	24	9		—	(5)	28
a.Primarily relates to a $186 million increase in United States (U.S.) federal temporary differences related to current year activity, partially offset by a $75 million decrease in valuation allowances against outstanding Section 163(j) deferred tax assets.
b.Primarily relates to the expiration of U.S. foreign tax credits.
c.Primarily relates to decreases of $292 million associated with the expiration of U.S. foreign tax credits and $32 million of U.S. federal net operating losses utilized during 2023, partially offset by increases of $188 million primarily associated with changes in U.S. federal temporary differences and $22 million in valuation allowances against Section 163(j) deferred tax assets.

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
			8-K	001-11307-01	10/25/2022
10.6*	Letter Agreement dated as of December 19, 2013, by and between FCX and Richard C. Adkerson.		8-K	001-11307-01	12/23/2013
10.7*	FCX Director Compensation.	X

10.8*	Amended and Restated Executive Employment Agreement dated effective as of February 11, 2025 between FCX and Kathleen L. Quirk.	10-K	001-11307-01	2/14/2025
10.9*	FCX Executive Services Program.	10-K	001-11307-01	2/15/2023
10.10*	FCX Supplemental Executive Retirement Plan, as amended and restated.	8-K	001-11307-01	2/5/2007
10.11*	FCX 1996 Supplemental Executive Capital Accumulation Plan.	10-Q	001-11307-01	5/12/2008
10.12*	FCX 1996 Supplemental Executive Capital Accumulation Plan Amendment One.	10-Q	001-11307-01	5/12/2008
10.13*	FCX 1996 Supplemental Executive Capital Accumulation Plan Amendment Two.	10-K	001-11307-01	2/26/2009
10.14*	FCX 1996 Supplemental Executive Capital Accumulation Plan Amendment Three.	10-K	001-11307-01	2/27/2015
10.15*	FCX 1996 Supplemental Executive Capital Accumulation Plan Amendment Four.	10-K	001-11307-01	2/27/2015
10.16*	FCX 2005 Supplemental Executive Capital Accumulation Plan, as amended and restated effective January 1, 2015.	10-K	001-11307-01	2/27/2015

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
10.17*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment One.		10-K	001-11307-01	2/16/2021
10.18*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment Two.		10-K	001-11307-01	2/16/2021
10.19*	FCX 2005 Supplemental Executive Capital Accumulation Plan Amendment Three.		10-K	001-11307-01	2/16/2021
10.20*	Freeport Minerals Corporation Supplemental Retirement Plan, as amended and restated.		10-K	001-11307-01	2/15/2019
10.21*	FCX 2004 Director Compensation Plan, as amended and restated.		10-Q	001-11307-01	8/6/2010
10.22*	FCX Amended and Restated 2006 Stock Incentive Plan.		10-K	001-11307-01	2/27/2014
10.23*	FCX 2016 Stock Incentive Plan.		8-K	001-11307-01	6/9/2016
10.24*	FCX 2025 Stock Incentive Plan.		8-K	001-11307-01	6/12/2025
10.25*	Form of Nonqualified Stock Options Grant Agreement under the FCX stock incentive plans (effective February 2014).		10-K	001-11307-01	2/27/2014
10.26*	Form of Notice of Grant of Restricted Stock Units (for grants made to non-management directors).		10-K	001-11307-01	2/24/2017
10.27*	Form of Performance Share Unit Agreement (effective February 2021).		10-K	001-11307-01	2/15/2022
10.28*	Form of Performance Share Unit Agreement (effective February 2025).		10-K	001-11307-01	2/14/2025
10.29	Form of Performance Share Unit Agreement (effective February 2026).	X
10.30*	Form of Nonqualified Stock Options Grant Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.31*	Form of Restricted Stock Unit Agreement (effective February 2018).		10-K	001-11307-01	2/20/2018
10.32*	Form of Restricted Stock Unit Agreement (effective February 2025).		10-K	001-11307-01	2/14/2025
10.33	Form of Restricted Stock Unit Agreement (effective February 2026).	X
10.34*	FCX Annual Incentive Plan (effective January 2019).		10-K	001-11307-01	2/15/2019
10.35*	FCX Executive Change in Control Severance Plan.		10-K	001-11307-01	2/15/2022
19.1	FCX Insider Trading Policy.		10-K	001-11307-01	2/14/2025
21.1	List of Subsidiaries of FCX.	X
23.1	Consent of Ernst & Young LLP.	X
23.2	Consents of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Cerro Verde Mine.	X
23.3	Consents of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Grasberg Minerals District.	X
23.4	Consents of Qualified Persons for Technical Report Summary of Mineral Reserves and Mineral Resources for Morenci Mine.	X

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-K	Form	File No.	Date Filed
24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).	X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d - 14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d - 14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350.	X
95.1	Mine Safety Disclosure.	X
96.1	Technical Report Summary of Mineral Reserves and Mineral Resources for Cerro Verde Mine, effective as of December 31, 2024.		10-K	001-11307-01	2/14/2025
96.2	Technical Report Summary of Mineral Reserves and Mineral Resources for Grasberg Minerals District, effective as of December 31, 2022.		10-K	001-11307-01	2/15/2023
96.3	Technical Report Summary of Mineral Reserves and Mineral Resources for Morenci Mine, effective as of December 31, 2025.	X
97.1	FCX Incentive-Based Compensation Recovery Policy, effective as of October 2, 2023.		10-K	001-11307-01	2/16/2024
101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Annual Report on Form 10-K, formatted in Inline XBRL and contained in Exhibit 101.	X
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2026.

Freeport-McMoRan Inc.

By:/s/ Kathleen L. Quirk
Kathleen L. Quirk
President and Chief Executive Officer

Power of Attorney. KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below hereby makes, constitutes and appoints Kathleen L. Quirk and Maree E. Robertson, and each of them acting individually, his or her true and lawful attorney-in-fact and agent, with power to act without the other and with full power of substitution, to execute, deliver and file, for and on behalf of him or her, in his or her name and in his or her capacity or capacities, the Annual Report on Form 10-K of Freeport-McMoRan Inc. for the year ended December 31, 2025, and any amendment or amendments thereto and any other document in support thereof or supplemental thereto, and the undersigned hereby grants to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing whatsoever that said attorneys-in-fact or agents may deem necessary or advisable to carry out fully the intent of the foregoing as the undersigned might or could do personally, hereby ratifying and confirming all acts and things which said attorneys-in-fact or agents may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated on February 13, 2026.

/s/ Kathleen L. Quirk	President and Chief Executive Officer
Kathleen L. Quirk	(Principal Executive Officer)

/s/ Maree E. Robertson	Executive Vice President and Chief Financial Officer
Maree E. Robertson	(Principal Financial Officer)

/s/ Ellie L. Mikes	Vice President and Chief Accounting Officer
Ellie L. Mikes	(Principal Accounting Officer)

/s/ Richard C. Adkerson	Chairman of the Board
Richard C. Adkerson

/s/ David P. Abney	Director
David P. Abney

/s/ Marcela E. Donadio	Director
Marcela E. Donadio

/s/ Robert W. Dudley	Director
Robert W. Dudley

/s/ Hugh Grant	Director
Hugh Grant

/s/ Lydia H. Kennard	Director
Lydia H. Kennard

/s/ Ryan M. Lance	Director
Ryan M. Lance

/s/ Sara Grootwassink Lewis	Director
Sara Grootwassink Lewis

S-1

SIGNATURES (continued)

/s/ Dustan E. McCoy	Director
Dustan E. McCoy

/s/ John J. Stephens	Director
John J. Stephens

/s/ Frances Fragos Townsend	Director
Frances Fragos Townsend

S-1