Form 10-Q
period 2026-03-31
FREEPORT-MCMORAN INC
filed 2026-05-08
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   to
Commission file number: 001-11307-01
Freeport-McMoRan Inc.
(Exact name of registrant as specified in its charter)

Delaware	74-2480931
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4340 E. Cotton Center Blvd., Suite 110
Phoenix	AZ	85040-8852
(Address of principal executive offices)		(Zip Code)
(602) 366-8100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.10 per share	FCX	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On April 30, 2026, there were issued and outstanding 1,437,559,865 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2026	December 31, 2025
	(In Millions)
ASSETS
Current assets:
Cash and cash equivalents	$3,737	$3,824
Restricted cash and cash equivalents	280	230
Trade accounts receivable	681	977
Value added and other tax receivables	666	686
Inventories:
Product	3,042	3,332
Materials and supplies, net	2,865	2,738
Mill and leach stockpiles	1,513	1,423
PT Freeport Indonesia (PTFI) mud rush incident insurance settlement receivable	699	—
Other current assets	609	580
Total current assets	14,092	13,790
Property, plant, equipment and mine development costs, net	41,101	40,736
Long-term mill and leach stockpiles	1,100	1,173
Long-term tax receivables	832	810
Other assets	1,715	1,658
Total assets	$58,840	$58,167

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,142	$4,565
Accrued income taxes	725	456
Current portion of debt	500	466
Current portion of environmental and asset retirement obligations	323	313
Dividends payable - common stock	217	219
Total current liabilities	5,907	6,019
Long-term debt, less current portion	8,914	8,913
Environmental and asset retirement obligations, less current portion	5,592	5,541
Deferred income taxes	4,641	4,622
Long-term leases, less current portion	987	1,010
Other liabilities	1,288	1,296
Total liabilities	27,329	27,401

Equity:
Stockholders’ equity:
Common stock	163	163
Capital in excess of par value	23,713	23,680
Retained earnings	2,050	1,385
Accumulated other comprehensive loss	(304)	(305)
Common stock held in treasury	(6,117)	(6,024)
Total stockholders’ equity	19,505	18,899
Noncontrolling interests	12,006	11,867
Total equity	31,511	30,766
Total liabilities and equity	$58,840	$58,167

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(In Millions, Except Per Share Amounts)
Revenues	$6,234	$5,728
Cost of sales:
Production and delivery	4,065	3,756
Depreciation, depletion and amortization	514	466
Total cost of sales	4,579	4,222
Selling, general and administrative expenses	162	154
Exploration and research expenses	38	39
Environmental obligations and shutdown costs	17	10
PTFI mud rush incident insurance settlement	(699)	—
Total costs and expenses	4,097	4,425
Operating income	2,137	1,303
Interest expense, net	(114)	(70)
Other income, net	11	58
Income before income taxes and equity in affiliated companies’ net earnings	2,034	1,291
Provision for income taxes	(653)	(500)
Equity in affiliated companies’ net earnings	6	2
Net income	1,387	793
Net income attributable to noncontrolling interests	(506)	(441)
Net income attributable to common stockholders	$881	$352

Net income per share attributable to common stockholders:
Basic	$0.61	$0.24
Diluted	$0.61	$0.24

Weighted-average shares of common stock outstanding:
Basic	1,439	1,438
Diluted	1,444	1,444

Dividends declared per share of common stock	$0.15	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(In Millions)
Net income	$1,387	$793

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	1	1
Other comprehensive income	1	1

Total comprehensive income	1,388	794
Total comprehensive income attributable to noncontrolling interests	(506)	(441)
Total comprehensive income attributable to common stockholders	$882	$353

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2026	2025
	(In Millions)
Cash flow from operating activities:
Net income	$1,387	$793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	514	466
PTFI mud rush incident insurance settlement	(699)	—
Net charges for environmental and asset retirement obligations, including accretion	71	49
Payments for environmental and asset retirement obligations	(38)	(50)
Stock-based compensation	68	54
Net charges for defined pension and postretirement plans	12	14
Pension plan contributions	(5)	(3)
Deferred income taxes	19	26
Charges for PTFI social investment programs	11	15
Payments for PTFI social investment programs	(12)	(13)
Other, net	28	4
Changes in working capital and other:
Accounts receivable	325	(215)
Inventories	201	(143)
Other current assets	—	24
Accounts payable and accrued liabilities	(671)	2
Accrued income taxes and timing of other tax payments	284	35
Net cash provided by operating activities	1,495	1,058

Cash flow from investing activities:
Capital expenditures:
U.S. copper mines	(244)	(255)
South America operations	(114)	(85)
Indonesia operations	(456)	(704)
Molybdenum mines	(29)	(19)
Other	(130)	(109)
Other, net	(12)	(4)
Net cash used in investing activities	(985)	(1,176)

Cash flow from financing activities:
Proceeds from debt	1,137	1,088
Repayments of debt	(1,102)	(636)
Finance lease payments	(9)	(3)
Cash dividends and distributions paid:
Common stock	(218)	(218)
Noncontrolling interests	(225)	—
Treasury stock purchases	(93)	(55)
Proceeds from exercised stock options	19	1
Payments for withholding of employee taxes related to stock-based awards	(43)	(22)
Net cash (used in) provided by financing activities	(534)	155

Net (decrease) increase in cash and cash equivalents and restricted cash and cash equivalents	(24)	37
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	4,173	4,911
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$4,149	$4,948
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED MARCH 31

	Stockholders’ Equity
	Common Stock			Retained Earnings	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2025	1,627	$163	$23,680	$1,385	$(305)	191	$(6,024)	$18,899	$11,867	$30,766
Exercised and issued stock-based awards	3	—	19	—	—	—	—	19	—	19
Stock-based compensation, including the tender of shares	—	—	15	—	—	—	—	15	(9)	6
Treasury stock purchases	—	—	—	—	—	2	(93)	(93)	—	(93)
Dividends	—	—	—	(216)	—	—	—	(216)	(359)	(575)
Contributions from noncontrolling interests	—	—	(1)	—	—	—	—	(1)	1	—
Net income attributable to common stockholders	—	—	—	881	—	—	—	881	—	881
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	506	506
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at March 31, 2026	1,630	$163	$23,713	$2,050	$(304)	193	$(6,117)	$19,505	$12,006	$31,511

	Stockholders’ Equity
	Common Stock			(Accum-ulated Deficit) Retained Earnings	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2024	1,624	$162	$23,797	$(170)	$(314)	187	$(5,894)	$17,581	$11,197	$28,778
Exercised and issued stock-based awards	2	1	1	—	—	—	—	2	—	2
Stock-based compensation, including the tender of shares	—	—	45	—	—	1	(22)	23	—	23
Treasury stock purchases	—	—	—	—	—	1	(55)	(55)	—	(55)
Dividends	—	—	(216)	—	—	—	—	(216)	(112)	(328)
Net income attributable to common stockholders	—	—	—	352	—	—	—	352	—	352
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	441	441
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at March 31, 2025	1,626	$163	$23,627	$182	$(313)	189	$(5,971)	$17,688	$11,526	$29,214

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the three-month period ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Dollar amounts in tables are stated in millions, except per share amounts.

Subsequent Events. FCX evaluated events after March 31, 2026, and through the date the consolidated financial statements were issued and determined any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow:

	Three Months Ended
	March 31,
	2026		2025
Net income	$1,387		$793
Net income attributable to noncontrolling interests	(506)		(441)
Undistributed dividends and earnings allocated to participating securities	(7)		(6)
Net income attributable to common stockholders	$874		$346

Basic weighted-average shares of common stock outstanding	1,439		1,438
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units (RSUs)	5	[a]	6
Diluted weighted-average shares of common stock outstanding	1,444		1,444

Net income per share attributable to common stockholders:
Basic	$0.61		$0.24
Diluted	$0.61		$0.24
a.Excludes approximately 1 million shares of common stock associated with RSUs that were anti-dilutive.

Shares associated with outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. There were no such shares excluded in either of the periods shown above.

NOTE 3. INCOME TAXES

Geographic sources of FCX’s (provision) benefit for income taxes follow:

	Three Months Ended
	March 31,
	2026	2025
U.S.	$(5)	$2
Foreign	(648)	(502)
Total	$(653)	$(500)

FCX’s consolidated effective income tax rate is a function of the various rates in the jurisdictions where it operates and was 32% for first-quarter 2026 and 39% for first-quarter 2025.

NOTE 4. DEBT AND EQUITY

The components of debt follow:

	March 31, 2026	December 31, 2025
PT Freeport Indonesia (PTFI) revolving credit facility	$250	$250
Senior notes and debentures:
Issued by FCX	5,289	5,287
Issued by PTFI	2,987	2,985
Issued by Freeport Minerals Corporation	351	352
Atlantic Copper	515	482
Other	22	23
Total debt	9,414	9,379
Less current portion of debt	(500)	(466)
Long-term debt	$8,914	$8,913

Revolving Credit Facilities. FCX and PTFI have a $3.0 billion, senior unsecured revolving credit facility that matures in October 2027. Under the terms of the revolving credit facility, FCX may obtain loans and issue letters of credit in an aggregate amount of up to $3.0 billion, with a $1.5 billion sublimit on the issuance of letters of credit and a $500 million limit on PTFI’s borrowing capacity. At March 31, 2026, there were no borrowings and $5 million in letters of credit issued under FCX’s revolving credit facility.

At March 31, 2026, PTFI had $250 million in borrowings outstanding under its $1.75 billion, senior unsecured revolving credit facility that matures in November 2028, and Cerro Verde had no borrowings outstanding under its $350 million, senior unsecured revolving credit facility that matures in May 2027.
At March 31, 2026, FCX, PTFI and Cerro Verde were in compliance with each of their respective credit facility’s covenants.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $174 million in both first-quarter 2026 and 2025. Lower capitalized interest of $60 million in first-quarter 2026, compared to $104 million in first-quarter 2025, primarily reflects the impact of placing PTFI’s smelter and precious metals refinery (PMR) (collectively, PTFI’s downstream processing facilities) into service in 2025.

Share Repurchase Program and Dividends. During first-quarter 2026, FCX acquired 1.7 million shares of its common stock for a total cost of $93 million ($54.25 average cost per share). At April 30, 2026, FCX has acquired a total of 53.7 million shares ($39.01 average cost per share) and has $2.9 billion available under its $5.0 billion share repurchase program.

On March 25, 2026, FCX’s Board of Directors (Board) declared cash dividends totaling $0.15 per share on its common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on May 1, 2026, to common stockholders of record on April 15, 2026.

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

Derivatives Designated as Hedging Instruments - Fair Value Hedges.
Copper Futures and Swap Contracts. Some of FCX’s North America copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during first-quarter 2026 and 2025. At March 31, 2026, FCX held copper futures and swap contracts that qualified for hedge accounting for 126 million pounds at an average contract price of $5.51 per pound, with maturities through December 2027.

Summary of (Losses) Gains. A summary of realized and unrealized (losses) gains recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item follows:

	Three Months Ended
	March 31,
	2026	2025
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$(49)	$81
Hedged item – firm sales commitments	49	(81)

Realized gains:
Matured derivative financial instruments	35	20

Derivatives Not Designated as Hedging Instruments.
Embedded Derivatives. Certain FCX sales contracts provide for provisional pricing primarily based on the London Metal Exchange (LME) copper settlement price and the London Bullion Market Association (London) PM gold price at the time of shipment as specified in the contract. FCX receives market prices based on prices in the specified future month, which results in price fluctuations recorded in revenues until the date of settlement.

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

A summary of FCX’s embedded derivatives at March 31, 2026, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	239	$5.60	$5.57	August 2026
Gold (thousands of ounces)	2	4,834	4,607	May 2026
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	100	5.63	5.59	August 2026

Copper Forward Contracts. Atlantic Copper enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At March 31, 2026, Atlantic Copper held net copper forward sales contracts for 93 million pounds at an average contract price of $5.69 per pound, with maturities through May 2026.

Summary of (Losses) Gains. A summary of realized and unrealized (losses) gains recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows:

	Three Months Ended
	March 31,
	2026	2025
Embedded derivatives in provisional sales contracts:[a]
Copper	$(21)	$116
Gold and other metals	1	38
Copper forward contracts[b]	11	(38)
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Credit Risk. FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. At March 31, 2026, the maximum amount of credit exposure associated with derivative transactions was $81 million.

Other Financial Instruments. Other financial instruments include cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, PTFI mud rush incident insurance settlement receivable, investment securities, legally restricted trust assets, accounts payable and accrued liabilities, accrued income taxes, dividends payable and debt. The carrying value for these financial instruments classified as current assets or liabilities approximates fair value because of their short-term nature and generally negligible credit losses (refer to Note 6 for the fair values of investment securities, legally restricted funds and debt).

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents. The following table provides a reconciliation of total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows:

	March 31, 2026	December 31, 2025
Balance sheet components:
Cash and cash equivalents	$3,737	$3,824
Restricted cash and cash equivalents, current[a]	280	230
Restricted cash and cash equivalents, long-term - included in other assets	132	119
Total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,149	$4,173
a.Reflects cash designated for talc-related litigation in accordance with a legal settlement (refer to Note 10 of FCX’s 2025 Form 10-K for further discussion).

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

FCX’s financial instruments are recorded on the consolidated balance sheets at fair value except for debt. A summary of the carrying amount and fair value of FCX’s financial instruments (including those measured at net asset value (NAV) as a practical expedient), other than cash and cash equivalents, restricted cash and cash equivalents, accounts receivable, PTFI mud rush incident insurance settlement receivable, accounts payable and accrued liabilities, accrued income taxes and dividends payable (refer to Note 5), follows:

	At March 31, 2026
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
Equity securities	$37	$37	$—	$37	$—	$—
U.S. core fixed income fund	29	29	29	—	—	—
Total	66	66	29	37	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	71	71	71	—	—	—
Government mortgage-backed securities	48	48	—	—	48	—
Government bonds and notes	40	40	—	—	40	—
Corporate bonds	38	38	—	—	38	—
Money market funds	24	24	—	24	—	—
Asset-backed securities	10	10	—	—	10	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	232	232	71	24	137	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	44	44	—	—	44	—
Copper futures and swap contracts	25	25	—	16	9	—
Copper forward contracts	12	12	—	4	8	—
Total	81	81	—	20	61	—

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	46	46	—	—	46	—
Copper futures and swap contracts	2	2	—	1	1	—
Copper forward contracts	2	2	—	—	2	—
Total	50	50	—	1	49	—

Debt[d]	9,414	9,369	—	—	9,369	—

	At December 31, 2025
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
Equity securities	$36	$36	$—	$36	$—	$—
U.S. core fixed income fund	29	29	29	—	—	—
Total	65	65	29	36	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	71	71	71	—	—	—
Government mortgage-backed securities	56	56	—	—	56	—
Government bonds and notes	37	37	—	—	37	—
Corporate bonds	34	34	—	—	34	—
Money market funds	22	22	—	22	—	—
Asset-backed securities	11	11	—	—	11	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	232	232	71	22	139	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	217	217	—	—	217	—
Copper futures and swap contracts	72	72	—	50	22	—
Total	289	289	—	50	239	—

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	84	84	—	—	84	—
Copper forward contracts	23	23	—	11	12	—
Total	107	107	—	11	96	—

Debt[d]	9,379	9,493	—	—	9,493	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes amounts included in restricted cash and cash equivalents that approximate fair value and are associated with talc-related litigation at March 31, 2026, and December 31, 2025. Refer to Note 10 of FCX’s 2025 Form 10-K for further discussion.
c.Refer to Note 5 for further discussion.
d.Recorded at cost except for debt assumed in the 2007 acquisition of Freeport Minerals Corporation, which was recorded at fair value at the acquisition date.

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

FCX’s embedded derivatives on provisional copper concentrate, copper cathode and gold purchases and sales are valued using quoted monthly LME copper forward prices and the adjusted London PM gold prices at each reporting date based on the month of maturity (refer to Note 5); however, FCX’s contracts themselves are not traded on an exchange. As a result, these derivatives are classified within Level 2 of the fair value hierarchy.
FCX’s derivative financial instruments for copper futures and swap contracts and copper forward contracts that are traded on the respective exchanges are classified within Level 1 of the fair value hierarchy because they are valued using quoted monthly COMEX or LME prices at each reporting date based on the month of maturity (refer to Note 5). Certain of these contracts are traded on the over-the-counter market and are classified within Level 2 of the fair value hierarchy based on COMEX and LME forward prices.

Debt is primarily valued using available market quotes and, as such, is classified within Level 2 of the fair value hierarchy.

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at March 31, 2026, as compared with those techniques used at December 31, 2025.

NOTE 7. CONTINGENCIES AND COMMITMENTS

Indonesia Matters
Refer to Note 10 of FCX’s 2025 Form 10-K for further discussion of Indonesia matters.

Long-Term Mining Rights. In February 2026, FCX and PTFI entered into a Memorandum of Understanding (MOU) with the Indonesia government for a life of resource extension of operating rights in the Grasberg minerals district beyond the current expiration date in 2041.

Under the terms of the MOU, FCX would maintain its current ownership interest in PTFI of 48.76% through 2041 and hold approximately 37% beginning in 2042. The existing governance and operating structure, and terms of the existing shareholder agreement, special mining business license (IUPK) and other agreements in effect will continue over the life of the resource. PTFI and FCX are working with the Indonesia government to complete the license renewal process. The extension of operating rights and other agreed terms are subject to, among other things, the Indonesia government’s issuance of an amended IUPK and entry into definitive agreements.

Grasberg Block Cave Ramp-Up. Following the September 8, 2025, external mud rush incident (Mud Rush Incident), PTFI has progressed a series of activities to address the incident and advance preparation for a safe and sustainable restoration of operations.

During first-quarter 2026, PTFI completed remediation and restoration activities required for the restart of Production Blocks 2 and 3 and commenced initial ramp-up activities at the end of March 2026. PTFI also continued to advance activities for a planned future start-up of Production Block 1S and advance risk mitigation strategies associated with drainage and cave management technologies.

During initial ramp-up activities in Production Blocks 2 and 3, PTFI encountered changes in operating conditions at the Grasberg Block Cave underground mine following the period of inactivity between September 2025 and April 2026, and modifications to the chute system used to load ore into the automated trains will be required to operate at full capacity. As a result, near-term production from Production Blocks 2 and 3 is expected to be limited to approximately 60% of capacity until required modifications to ore loading systems are made. Installation of specialized equipment has commenced and PTFI expects the current bottlenecks can be substantially addressed by mid-2027.

Following the Mud Rush Incident and until PTFI’s operations return to normal capacity, a portion of PTFI’s cost of sales are being recognized as idle facility costs, which are non-inventoriable. In first-quarter 2026, PTFI recorded charges for idle facility and restoration costs associated with the Mud Rush Incident totaling $499 million (consisting of $406 million in production and delivery costs and $93 million in depreciation, depletion and amortization (DD&A) expense).

In first-quarter 2026, PTFI recognized a gain of $0.7 billion for an insurance settlement associated with the Mud Rush Incident under its property and business interruption policies. PTFI collected this settlement in April 2026.

Indonesia Tax Matters
On April 10, 2026, PTFI received assessments from the Indonesia tax authorities related to various 2022 audit exceptions for income and other taxes. PTFI believes it has properly determined and paid its taxes and intends to pursue discussions with the Indonesia tax authorities through the objection process.

Litigation
There were no significant updates to previously reported legal proceedings included in Note 10 of FCX’s 2025 Form 10-K.

NOTE 8. BUSINESS SEGMENT INFORMATION

Product Revenues. FCX’s revenues attributable to the products it sold for the first quarters of 2026 and 2025 follow:

	Three Months Ended
	March 31,
	2026	2025
Copper:
Cathode	$2,050	$2,025
Rod and other refined copper products	1,504	960
Concentrate	1,083	1,386
Purchased copper[a]	89	298
Gold	692	475
Molybdenum	613	442
Silver and other	278	139
Adjustments to revenues:
Royalty expense[b]	(53)	(68)
Treatment charges[c]	(2)	(28)
PTFI export duties[d]	—	(55)
Revenues from contracts with customers	6,254	5,574
Embedded derivatives[e]	(20)	154
Total consolidated revenues	$6,234	$5,728
a.FCX purchases copper cathode primarily for processing by its U.S. Rod & Refining operations.
b.Reflects royalties on sales from PTFI and Cerro Verde that will vary with the volume of metal sold and prices.
c.Revenues from our copper concentrate sales are recorded net of treatment charges, which will vary with the sales volumes and the price of copper. Lower charges in first-quarter 2026 primarily reflect lower treatment charge rates as a result of favorable market conditions and the lack of copper concentrate sales volumes in Indonesia now that PTFI is a fully integrated producer of refined copper and gold.
d.Prior to the expiration of its export license on September 16, 2025, PTFI was assessed export duties on copper concentrate sales at a rate of 7.5%. Refer to Note 11 of FCX’s 2025 Form 10-K for further discussion.
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

•Morenci. The Morenci open-pit copper mine, located in southeastern Arizona, produces copper cathode and copper concentrate. In addition to copper, the Morenci mine also produces molybdenum concentrate.

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

Financial Information by Reportable Segment as of and for the three months ended March 31, 2026

	Reportable Segments
					U.S.		Total
		Cerro	Indonesia		Rod &	Atlantic	Reportable
	Morenci	Verde	Operations		Refining	Copper	Segments

Segment revenues:
Unaffiliated customers	$12	$1,218	$1,072		$2,052	$966	$5,320
Intersegment	764	163	—		10	3	940
	776	1,381	1,072		2,062	969	6,260

Reconciliation of revenues
Other segments’ revenue - unaffiliated customers[a]							914
Other segments’ revenue - intersegment[a]							1,672
Elimination of intersegment revenue							(2,612)
Total consolidated revenues, net							$6,234

Segment measure of profit:
Production and delivery	437	651	710	[b]	2,046	929
DD&A	69	86	194	[c]	1	7
Selling, general and administrative expenses	—	2	25		—	11
Exploration and research expenses	8	4	—		—	—
PTFI mud rush incident insurance settlement	—	—	(699)		—	—
Segment operating income	$262	$638	$842		$15	$22	$1,779

Reconciliation of operating income
Other segments’ operating income[a]							477	[d]
Corporate expenses and elimination of intersegment operating income							(119)	[e]
Consolidated interest expense, net							(114)
Consolidated other income, net							11
Total consolidated income before income taxes and equity in affiliated companies’ net earnings							$2,034

Segment assets	$3,434	$8,772	$27,959		$374	$1,904	$42,443

Reconciliation of segment assets
Total assets for other segments[a]							36,517
Corporate assets and elimination of investments in consolidated subsidiaries							(20,120)
Total consolidated assets							$58,840

Segment capital expenditures	$44	$74	$456		$14	$56	$644

Reconciliation of capital expenditures
Total capital expenditures for other segments[a]							324
Corporate capital expenditures							5
Total consolidated capital expenditures							$973
a.Includes amounts attributable to FCX’s other operating segments that do not meet the quantitative thresholds for determining reportable segments under U.S. GAAP, including other U.S. copper mines, the El Abra mine in Chile, the molybdenum mines, certain downstream processing facilities and exploration. Also includes legacy oil and gas properties.
b.Includes charges totaling $406 million for idle facility and restoration costs associated with the Mud Rush Incident.
c.Includes charges totaling $93 million for idle facility costs associated with the Mud Rush Incident.
d.Includes DD&A of $157 million related to other operating segments.
e.Corporate expenses include amounts not allocated to individual operating segments.

Financial Information by Reportable Segment as of and for the three months ended March 31, 2025

	Reportable Segments
				U.S.		Total
		Cerro	Indonesia	Rod &	Atlantic	Reportable
	Morenci	Verde	Operations	Refining	Copper	Segments

Segment revenues:
Unaffiliated customers	$83	$917	$1,564	$1,624	$752	$4,940
Intersegment	494	174	6	8	3	685
	577	1,091	1,570	1,632	755	5,625

Reconciliation of revenues
Other segments’ revenue - unaffiliated customers[a]						788
Other segments’ revenue - intersegment[a]						1,229
Elimination of intersegment revenue						(1,914)
Total consolidated revenues, net						$5,728

Segment measure of profit:
Production and delivery	419	587	578	1,622	734
DD&A	50	91	186	1	7
Selling, general and administrative expenses	—	2	27	—	9
Exploration and research expenses	6	2	2	—	—
Environmental obligations and shutdown costs	(7)	—	—	—	—
Segment operating income	$109	$409	$777	$9	$5	$1,309

Reconciliation of operating income
Other segments’ operating income[a]						77	[b]
Corporate expenses and elimination of intersegment operating income						(83)	[c]
Consolidated interest expense, net						(70)
Consolidated other income, net						58
Total consolidated income before income taxes and equity in affiliated companies’ net earnings						$1,291

Segment assets	$3,239	$8,166	$28,006	$364	$1,448	$41,223

Reconciliation of segment assets
Total assets for other segments[a]						35,467
Corporate assets and elimination of investments in consolidated subsidiaries						(20,668)
Total consolidated assets						$56,022

Segment capital expenditures	$59	$74	$704	$17	$43	$897

Reconciliation of capital expenditures
Total capital expenditures for other segments[a]						274
Corporate capital expenditures						1
Total consolidated capital expenditures						$1,172
a.Includes amounts attributable to FCX’s other operating segments that do not meet the quantitative thresholds for determining reportable segments under U.S. GAAP, including other U.S. copper mines, the El Abra mine in Chile, the molybdenum mines, certain downstream processing facilities and exploration. Also includes legacy oil and gas properties.
b.Includes DD&A of $131 million related to other operating segments.
c.Corporate expenses include amounts not allocated to individual operating segments.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), “we,” “us” and “our” refer to Freeport-McMoRan Inc. (FCX) and its consolidated subsidiaries. You should read this discussion in conjunction with our consolidated financial statements, the related MD&A and the discussion of our Business and Properties in our annual report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K), filed with the United States (U.S.) Securities and Exchange Commission (SEC). The results of operations reported and summarized below include forward-looking statements that are not guarantees of future performance and are not necessarily indicative of future operating results (refer to “Cautionary Statement” for further discussion). References to “Notes” are Notes included in our Notes to Consolidated Financial Statements (Unaudited). Throughout MD&A, all references to income or losses per share are on a diluted basis. Any references to our website are for information only and the contents of our website or information connected thereto are not incorporated in, or otherwise to be regarded as part of, this Form 10-Q.

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

We are focused on restoring operations in the Grasberg Block Cave underground mine safely and sustainably, driving new technologies and efficiency programs to increase the profitability of our U.S. and South America operations and pursuing our highly attractive portfolio of organic growth options to generate value for common stockholders.

We believe fundamentals for copper are favorable with growing demand supported by copper’s critical role in electrification initiatives, continued urbanization in developing countries, data centers and artificial intelligence (AI) growth and growing connectivity globally.

We continue to progress organic copper growth projects in the U.S. and South America. Across our U.S. and South America operations, we are incorporating new applications, technologies and data analytics into our leaching processes. We are targeting annual production of approximately 300 million pounds of copper from these initiatives in 2026 and believe there is potential for further significant increases in recoverable metal in future years. Additionally, in March 2026, an environmental impact study was submitted to Chile regulatory authorities for a potential major expansion at our El Abra mine in Chile. Refer to “Operations – United States” and “Operations – South America” for further discussion.

Our first-quarter 2026 operations and results were impacted by the September 2025 mud rush incident (Mud Rush Incident) at the Grasberg minerals district in Central Papua, Indonesia. During first-quarter 2026, PT Freeport Indonesia (PTFI) progressed a series of activities to address the Mud Rush Incident and advance preparation for a safe and sustainable restoration of operations in the Grasberg Block Cave underground mine. In March 2026, PTFI commenced a phased ramp-up of the Grasberg Block Cave underground mine, and the projected ramp-up schedule has been adjusted to incorporate modifications to material handling systems. Refer to “Operations – Indonesia” for further discussion.

Net income attributable to common stockholders totaled $881 million in first-quarter 2026, compared with $352 million in first-quarter 2025, primarily reflecting higher average realized copper and gold prices and the recognition of a gain for the insurance settlement related to the Mud Rush Incident, partly offset by lower copper sales volumes from PTFI. Refer to “Consolidated Results” for further discussion.

At March 31, 2026, we had consolidated debt of $9.4 billion and consolidated cash and cash equivalents of $3.7 billion. Net debt totaled $2.4 billion, excluding $3.2 billion of debt for PTFI’s smelter and precious metals refinery (PMR) (collectively, PTFI’s downstream processing facilities). Refer to “Net Debt” for a reconciliation of consolidated debt and consolidated cash and cash equivalents to net debt.

At March 31, 2026, we had $3.0 billion of availability under our revolving credit facility, and PTFI and Cerro Verde had $1.5 billion and $350 million, respectively, of availability under their revolving credit facilities.

During first-quarter 2026, we acquired 1.7 million shares of our common stock for a total cost of $93 million ($54.25 average cost per share). At April 30, 2026, we have acquired a total of 53.7 million shares ($39.01 average cost per share) and have $2.9 billion available under our $5.0 billion share repurchase program.

Refer to Note 4 and “Capital Resources and Liquidity” for further discussion.
OUTLOOK

Our financial results vary as a result of fluctuations in metals market prices primarily for copper, gold and, to a lesser extent, molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Markets” below, and “Risk Factors” in Part I, Item 1A. of our 2025 Form 10-K and Part II, Item 1A. herein for further discussion. Because we cannot control the prices of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures. References to previous estimates refer to guidance provided in our 2025 Form 10-K.

The forward-looking statements below and elsewhere in this Form 10-Q are based on current market conditions, are as of the filing date of this Form 10-Q, are based on several assumptions and are subject to significant risks and uncertainties. Refer to “Cautionary Statement” below.

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2026:

Copper (millions of recoverable pounds):
U.S. copper mines	1,367
South America operations	1,048
Indonesia operations	663
Total	3,078

Gold (thousands of recoverable ounces)	650

Molybdenum (millions of recoverable pounds)	90	[a]

a.Includes 60 million pounds produced by our U.S. copper mines and Cerro Verde mine, and 30 million pounds produced by our primary molybdenum mines.

Projected consolidated sales volumes for second-quarter 2026 are expected to approximate 690 million pounds of copper, 140 thousand ounces of gold and 22 million pounds of molybdenum. Projected sales volumes for the year 2026 are lower than previous estimates of 3.4 billion pounds of copper and 0.8 million ounces of gold, primarily reflecting a projected delay in achieving full ramp-up of the Grasberg Block Cave underground mine pending modifications to ore loading systems. Refer to “Operations – Indonesia” for further discussion.

Consolidated copper and gold production volumes for the year 2026 are expected to exceed sales volumes, reflecting deferrals of approximately 100 million pounds of copper and 50 thousand ounces of gold associated with inventory held at PTFI’s smelting operations.

Projected sales volumes are dependent on operational performance; the ramp-up of the Grasberg Block Cave underground mine at PTFI; weather-related conditions; timing of shipments and other factors detailed in the “Cautionary Statement” below.

Consolidated Unit Net Cash Costs
Based on achievement of current sales volume and cost estimates and assuming average prices of $4,500 per ounce of gold and $25.00 per pound of molybdenum for the remainder of 2026, consolidated unit net cash costs (net of by-product credits and excluding idle facility and restoration costs associated with the Mud Rush Incident at PTFI) for our copper mines are expected to average $1.95 per pound of copper for the year 2026 (including $2.24 per pound of copper in second-quarter 2026). The impact of price changes on consolidated unit net cash costs for the remainder of 2026 would approximate $0.02 per pound of copper for each $100 per ounce change in the average price of gold and $0.03 per pound of copper for each $2 per pound change in the average price of molybdenum.

Following the onset of military conflict in the Middle East in late February 2026, costs for certain petroleum-based energy products, sulfur and sulfuric acid, and other consumables have risen significantly. Prices for diesel fuel and sulfuric acid have been highly volatile with significant regional dislocation. Current unit net cash cost estimates for the year 2026 are higher than previous estimates, reflecting revised sales volumes at PTFI and higher costs for energy and other consumables, partly offset by higher by-product credits related to higher metal price assumptions.

Following the Mud Rush Incident and until PTFI’s operations return to normal capacity, a portion of PTFI's production and delivery costs will be recognized as idle facility costs, which are non-inventoriable. Idle facility and restoration costs are expected to total $1.3 billion for the year 2026 (including $0.3 billion in second-quarter 2026). Refer to “Operations – Indonesia” for further discussion.

Projected unit net cash costs for the year 2026 are dependent on operational performance; the ramp-up of the Grasberg Block Cave underground mine at PTFI; impacts related to the conflict in the Middle East, including changes in energy costs and other consumables; weather-related conditions; timing of shipments and other factors detailed in the “Cautionary Statement” below.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors, such as the ramp-up of the Grasberg Block Cave underground mine at PTFI and impacts related to the conflict in the Middle East, including changes in energy costs and other consumables.

Consolidated operating cash flows are expected to approximate $8.7 billion for the year 2026, including $0.2 billion of working capital and other sources, based on current sales volume and cost estimates, and assuming average prices of $6.00 per pound of copper, $4,500 per ounce of gold and $25.00 per pound of molybdenum for the remainder of 2026. Estimated consolidated operating cash flows for the year 2026 also reflect a projected income tax provision of $2.6 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2026). The impact of price changes on consolidated operating cash flows for the remainder of 2026 would approximate $220 million for each $0.10 per pound change in the average price of copper, $50 million for each $100 per ounce change in the average price of gold and $90 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Following is a summary of expected capital expenditures for the year 2026 (in billions):

Major projects	$3.0	[a]
Sustaining capital and other	1.3
Total	$4.3
a.Includes $1.4 billion for planned projects, primarily associated with underground mine development and supporting mill and power capital costs in the Grasberg minerals district, and $1.6 billion for discretionary growth projects, primarily in the Grasberg minerals district for the continued development of Kucing Liar and at the Bagdad mine for tailings infrastructure.

MARKETS

Prices for copper, gold and molybdenum are affected by numerous factors beyond our control and can fluctuate significantly (for further discussion refer to “Risk Factors” contained in Part I, Item 1A. of our 2025 Form 10-K and Part II, Item 1A. herein).

Copper Prices
Through March 31, 2026

1,500
1,250
1,000
750
500
250
-
000s of metric tons
$6.50
$6.00
$5.50
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026
Exchange Stocks
LME Copper Prices
COMEX Copper Prices

This graph presents London Metal Exchange (LME) and Commodity Exchange Inc. (COMEX) copper settlement prices and the combined reported stocks of copper at the LME, COMEX and the Shanghai Futures Exchange from January 2016 through March 2026. LME and COMEX copper prices are market-driven and subject to change based on current and future tariff rates, additional changes in trade policies, domestic inventory levels, supply and demand, and other factors.

In January 2026, both LME and COMEX settlement copper prices closed at all-time highs of $6.28 per pound and $6.18 per pound, respectively. Higher copper prices were influenced by increased speculative buying in several metals, supported by macro factors such as U.S. dollar weakness and expectations for above-trend demand growth. In March 2026, LME and COMEX settlement copper prices declined from these highs in response to conflict in the Middle East, which impacted trade flows and energy infrastructure, resulting in significantly higher oil prices, a stronger U.S. dollar, renewed inflation concerns and revised economic forecasts.

Copper sales from our South America and Indonesia operations are generally based on quoted LME monthly average copper settlement prices. During first-quarter 2026, LME copper settlement prices averaged $5.83 per pound (ranging from a low of $5.36 per pound to a high of $6.28 per pound) and closed at $5.52 per pound on March 31, 2026. The LME copper settlement price was $5.90 per pound on April 30, 2026.

Copper sales from our U.S. copper mines are generally based on prevailing COMEX monthly average copper settlement prices. During first-quarter 2026, COMEX copper settlement prices averaged $5.79 per pound (ranging from a low of $5.34 per pound to a high of $6.18 per pound) and closed at $5.59 per pound on March 31, 2026. The COMEX copper settlement price was $5.93 per pound on April 30, 2026.

We believe fundamentals for copper are favorable with growing demand supported by copper’s critical role in electrification initiatives, continued urbanization in developing countries, data centers and AI growth and growing connectivity globally.

London Gold Prices
Through March 31, 2026
$5,500
$5,000
$4,500
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
Dollars per ounce
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026

This graph presents London Bullion Market Association (London) PM gold prices from January 2016 through March 2026. The prospect of additional U.S. interest rate reductions, geopolitical tensions, trade uncertainty and strong demand from central banks around the world continued to influence gold prices in first-quarter 2026. In January 2026, the London PM gold price closed at an all-time high of $5,405 per ounce before declining as macro conditions tightened, driven by a stronger U.S. dollar, higher treasury yields and rising energy costs stemming from the conflict in the Middle East.

During first-quarter 2026, London PM gold prices averaged $4,873 per ounce (ranging from a low of $4,353 per ounce to a high of $5,405 per ounce) and closed at $4,608 per ounce on March 31, 2026. The London PM gold price closed at $4,611 per ounce on April 30, 2026.

Platts Metals Daily Molybdenum Dealer Oxide Prices
Through March 31, 2026
$40
$35
$30
$25
$20
$15
$10
$5
$0
Dollars per pound
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026

This graph presents the Platts Metals Daily Molybdenum Dealer Oxide weekly average prices from January 2016 through March 2026. Overall global demand for molybdenum is driven by energy, power generation, aerospace and construction sectors. We believe fundamentals for molybdenum are positive with favorable demand drivers and limited supply.

During first-quarter 2026, the weekly average prices for molybdenum averaged $25.50 per pound (ranging from a low of $22.42 per pound to a high of $28.11 per pound) and closed at $26.60 per pound on March 31, 2026. The Platts Metals Daily Molybdenum Dealer Oxide weekly average price closed at $27.85 per pound on April 30, 2026.

CONSOLIDATED RESULTS

	Three Months Ended March 31,
	2026		2025
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$6,234		$5,728
Operating income[a,c]	$2,137		$1,303
Net income attributable to common stock[b,c]	$881	[d]	$352
Diluted net income per share of common stock[b,c]	$0.61	[d]	$0.24
Diluted weighted-average shares of common stock outstanding	1,444		1,444
Operating cash flows[e]	$1,495		$1,058
Capital expenditures	$973		$1,172
At March 31:
Cash and cash equivalents	$3,737		$4,385
Total debt, including current portion	$9,414		$9,404

a.Refer to “Business Divisions and Segments” for a summary of revenues and operating income by operating division.
b.Includes favorable adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $34 million ($12 million to net income attributable to common stock or $0.01 per share) in first-quarter 2026 and $70 million ($24 million to net income attributable to common stock or $0.02 per share) in first-quarter 2025. Refer to Note 5 for further discussion.

c.We defer recognizing profits on intercompany sales until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to operating income totaling $70 million ($23 million to net income attributable to common stock or $0.02 per share) in first-quarter 2026 and $114 million ($34 million to net income attributable to common stock or $0.02 per share) in first-quarter 2025.
d.Net income attributable to common stock includes after-tax net credits totaling $51 million ($0.04 per share), primarily associated with the Mud Rush Incident reflecting a gain from the insurance settlement, partly offset by idle facility and restoration costs (refer to “Operations – Indonesia” for discussion). See below for further discussion of these net credits.
e.Cash provided by (used for) working capital totaled $0.1 billion in first-quarter 2026 and $(0.3) billion in first-quarter 2025.

	Three Months Ended March 31,
	2026		2025
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	662		868
Sales, excluding purchases	657		872
Average realized price per pound	$5.78		$4.44
Site production and delivery costs per pound[a]	$3.29	[b]	$2.59
Unit net cash costs per pound[a]	$1.91	[b]	$2.07
Gold (thousands of recoverable ounces)
Production	97		287
Sales, excluding purchases	121		128
Average realized price per ounce	$4,889		$3,072
Molybdenum (millions of recoverable pounds)
Production	22		23
Sales, excluding purchases	24		20
Average realized price per pound	$25.21		$21.67
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
b.Excludes $0.62 per pound of idle facility and restoration costs associated with the Mud Rush Incident at PTFI. Refer to “Operations – Indonesia” for further discussion.

Revenues
Consolidated revenues totaled $6.2 billion in first-quarter 2026 and $5.7 billion in first-quarter 2025. Our revenues primarily include the sale of copper cathode, copper rod and copper concentrate, as well as gold and molybdenum in various forms. Refer to Note 8 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

Three Months Ended March 31

Consolidated revenues – 2025 period	$5,728
(Lower) higher sales volumes:
Copper	(957)
Gold	(22)
Molybdenum	85
Higher average realized prices:
Copper	880
Gold	220
Molybdenum	84
Adjustments for prior period provisionally priced copper sales	(36)
Higher Atlantic Copper revenues	214
Lower revenues from purchased copper	(209)
Lower treatment charges	26
Lower royalties and export duties	70
Other, including intercompany eliminations	151
Consolidated revenues – 2026 period	$6,234

Sales Volumes. Consolidated copper and gold sales volumes decreased in first-quarter 2026, compared to first-quarter 2025, primarily reflecting lower operating rates at PTFI following the Mud Rush Incident. As a fully integrated producer of refined copper and gold in Indonesia, there may be variability in the timing between production and sales of refined copper and gold. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Our average realized prices in first-quarter 2026, compared with first-quarter 2025, were 30% higher for copper, 59% higher for gold and 16% higher for molybdenum.

Average realized copper prices include net (unfavorable) favorable adjustments to current period provisionally priced copper sales totaling $(55) million in first-quarter 2026 and $46 million in first-quarter 2025. As discussed in Note 5, certain sales contracts for copper and gold provide final pricing in a specified future month (generally one to four months from the shipment date). We record revenues and invoice customers at the time of shipment based on then-current LME prices for copper or London PM prices for gold, which results in an embedded derivative on provisionally priced sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper and gold prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper and gold prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net favorable adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at December 31, 2025 and 2024) recorded in consolidated revenues totaled $34 million in first-quarter 2026 and $70 million in first-quarter 2025. Refer to Notes 5 and 8 for a summary of total adjustments to prior period and current period provisionally priced copper sales.

At March 31, 2026, we had provisionally priced copper sales totaling 136 million pounds (net of intercompany sales and noncontrolling interests) recorded at an average price of $5.58 per pound, subject to final LME copper settlement prices over the next several months. We estimate that each $0.05 change in the price realized from the March 31, 2026, recorded provisional price would have an approximate $12 million effect on 2026 revenues ($4 million to 2026 net income attributable to common stock). The LME copper settlement price closed at $5.90 per pound on April 30, 2026.

Atlantic Copper Revenues. Atlantic Copper revenues totaled $969 million in first-quarter 2026, compared to $755 million in first-quarter 2025, primarily reflecting higher copper prices, partly offset by lower copper sales volumes.

Sales of Purchased Copper. We purchase copper cathode primarily for processing by our U.S. Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 10 million pounds in first-quarter 2026 and 66 million pounds in first-quarter 2025. Revenues associated with the sale of purchased copper vary with the volume of copper purchases and changes in copper prices. During first-quarter 2026, we were able to meet customer demand for copper rod primarily using copper cathode produced by our U.S. and South America mining operations, resulting in a decrease in purchased copper volumes.

Treatment Charges. Revenues from our copper concentrate sales are recorded net of treatment charges, which will vary with market conditions, sales volumes and the price of copper. Treatment charges totaled $2 million in first-quarter 2026, compared to $28 million in first-quarter 2025, primarily reflecting lower treatment charge rates as a result of favorable market conditions and the lack of copper concentrate sales volumes in Indonesia now that PTFI is a fully integrated producer of refined copper and gold.

Export Duties and Royalties. Prior to the expiration of its export license in September 2025, PTFI was assessed export duties on copper concentrate sales at a rate of 7.5%. PTFI incurred export duties totaling $55 million in first-quarter 2025. Refer to Note 11 of the 2025 Form 10-K for further discussion.

PTFI pays royalties on all copper and gold sales, the amount of which varies with sales volumes and metal prices. Royalties totaled $53 million in first-quarter 2026 and $68 million in first-quarter 2025.

Production and Delivery Costs
Consolidated production and delivery costs totaled $4.1 billion in first-quarter 2026 and $3.8 billion in first-quarter 2025.

Following the Mud Rush Incident and until PTFI’s operations return to normal capacity, a portion of PTFI's production and delivery costs will be recognized as idle facility costs, which are non-inventoriable. First-quarter 2026 included $406 million of idle facility and restoration costs associated with the Mud Rush Incident, and first-quarter 2025 included charges totaling $73 million associated with a planned maintenance turnaround at the Miami smelter.

Mining Unit Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and other commodity-based inputs, such as sulfuric acid, steel, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines averaged $3.29 per pound of copper in first-quarter 2026 and $2.59 per pound of copper in first-quarter 2025. First-quarter 2026 consolidated unit site production and delivery costs exclude $0.62 per pound of copper for idle facility and restoration costs associated with the Mud Rush Incident. Refer to “Operations” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated statements of income.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $514 million in first-quarter 2026 (which included $93 million of non-inventoriable idle facility costs associated with the Mud Rush Incident) and $466 million in first-quarter 2025. The increase in first-quarter 2026 DD&A, compared to first-quarter 2025, primarily reflects higher depreciation associated with placing assets into service at our U.S. copper mines and at PTFI in 2025, partly offset by lower UOP depreciation as a result of lower operating rates at PTFI.

Based on current sales volume estimates, consolidated DD&A is estimated to approximate $2.3 billion for the year 2026, including $0.3 billion for idle facility costs associated with the Mud Rush Incident.

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

Net charges for environmental obligations and shutdown costs totaled $17 million in first-quarter 2026 and $10 million in first-quarter 2025.

PTFI Mud Rush Incident Insurance Settlement
In first-quarter 2026, PTFI recognized a gain of $0.7 billion for an insurance settlement associated with the Mud Rush Incident under its property and business interruption policies. PTFI collected this settlement in April 2026.

Interest Expense, Net
Consolidated interest costs (before capitalization) totaled $174 million in both first-quarter 2026 and 2025.

Lower capitalized interest of $60 million in first-quarter 2026, compared to $104 million in first-quarter 2025, primarily reflects the impact of placing PTFI’s downstream processing facilities into service in 2025. Refer to “Capital Resources and Liquidity – Investing Activities” for discussion of capital expenditures associated with our major development projects.

Other Income, Net
Other income, net, which totaled $11 million in first-quarter 2026 and $58 million in first-quarter 2025, primarily includes amounts associated with interest income, currency exchange gains and losses, and mark-to-market impacts of trust assets used to satisfy financial assurance obligations for our New Mexico mining operations. Lower other income, net, in first-quarter 2026, compared to first-quarter 2025, primarily reflects currency exchange losses, partly offset by a gain of $22 million recognized in first-quarter 2026 for interest to be collected by Cerro Verde associated with the closure of its 2020 income tax audit.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Three Months Ended March 31,
	2026			2025
	Income[a]	Effective Tax Rate	Income Tax Provision	Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.[b]	$434	—%	$(5)	$(75)	—%	$2
South America	721	39%	(281)	495	39%	(193)
Indonesia	838	36%	(302)	795	36%	(288)
Eliminations and other	41	N/A	(12)	76	N/A	(42)
Rate adjustment[c]	—	N/A	(53)	—	N/A	21
Consolidated FCX	$2,034	32%	$(653)	$1,291	39%	$(500)

a.Represents income (loss) before income taxes, equity in affiliated companies' net earnings and noncontrolling interests.
b.In addition to our U.S. copper and molybdenum mines, which had operating income of $778 million in first-quarter 2026 and $317 million in first-quarter 2025 (refer to “Business Divisions and Segments”), the U.S. jurisdiction reflects non-operating sites and corporate-level expenses, which include interest expense associated with our senior notes and general and administrative expenses. The U.S. jurisdiction also includes net revisions to environmental obligation estimates and charges associated with legacy oil and gas properties.
c.In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our consolidated tax rate.

Assuming achievement of current sales volume and cost estimates and average prices of $6.00 per pound of copper, $4,500 per ounce of gold and $25.00 per pound of molybdenum for the remainder of 2026, we estimate our consolidated effective tax rate for the year 2026 would approximate 30% (including approximately $100 million of U.S. Corporate Alternative Minimum Taxes (CAMT)). Changes in projected sales volumes and average prices during 2026 would incur tax impacts at estimated effective rates of 40% for Peru and 36% for Indonesia.

Given our U.S. tax position (including potential CAMT), at higher copper prices, we would expect our consolidated effective tax rate to decline because of a higher share of earnings from our U.S. operations.

Noncontrolling Interests
Net income attributable to noncontrolling interests, which is primarily associated with PTFI, Cerro Verde and El Abra, totaled $0.5 billion in first-quarter 2026 and $0.4 billion in first-quarter 2025. Refer to "Business Divisions and Segments” below for net income attributable to noncontrolling interests for each of our business segments.

Based on achievement of current sales volume and cost estimates and assuming average prices of $6.00 per pound of copper, $4,500 per ounce of gold and $25.00 per pound of molybdenum for the remainder of 2026, we estimate that net income attributable to noncontrolling interests will approximate $2.0 billion for the year 2026. The actual amount will depend on many factors, including relative performance of each business segment, commodity prices, costs and other factors.

BUSINESS DIVISIONS AND SEGMENTS

We have organized our mining operations into four primary divisions – U.S. copper mines, South America operations, Indonesia operations and Molybdenum mines. Refer to “Operations” below for discussion of our mining operations.

U.S. Rod & Refining consists of copper conversion facilities, including a refinery and two rod mills. These operations process copper produced at our U.S. copper mines and purchased copper into copper cathode and rod. At times, these operations refine copper and produce copper rod for customers on a toll basis.

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. In first-quarter 2026, Atlantic Copper purchased 75% of its concentrate from third parties and 25% from our South America operations.

Corporate, Other & Eliminations consist of our other mining operations, exploration activities, legacy oil and gas properties, corporate and elimination items. Other mining operations include the Miami smelter, molybdenum conversion facilities in the U.S. and in Europe, five non-operating mines in the U.S. and other mining support entities.

Intersegment sales are based on terms similar to arm’s-length transactions with third parties at the time of the sale.. Intersegment sales may not be reflective of the actual prices ultimately realized because of a variety of factors, including additional processing, the timing of sales to unaffiliated customers and transportation premiums.

We allocate certain operating costs, expenses and capital expenditures to our business divisions and segments. However, not all costs and expenses applicable to an operation are allocated. U.S. federal and state income taxes are recorded and managed at the corporate level (included in Corporate, Other & Eliminations in the below tables), whereas foreign income taxes are recorded and managed at the applicable country level. In addition, some selling, general and administrative costs are not allocated to the business divisions and segments. Accordingly, the following information reflects management determinations that may not be indicative of what the actual financial performance of each business division and segment would be if it was an independent entity.

Refer to Note 8 for a summary of our reportable segments as determined under generally accepted accounting principles (GAAP) in the U.S.

Financial Information by Business Division and Segment

											Atlantic	Corporate,
	U.S. Copper Mines			South America Operations						U.S.	Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Operations		Mines	Refining	& Refining	nations		Total
Three Months Ended March 31, 2026
Revenues:
Unaffiliated customers	$12	$8	$20	$1,218	$253	$1,471	$1,072		$—	$2,052	$966	$653	[a]	$6,234
Intersegment	764	1,415	2,179	163	—	163	—		212	10	3	(2,567)		—
Production and delivery	437	854	1,291	651	158	809	710	[b]	136	2,046	929	(1,856)		4,065
DD&A	69	96	165	86	17	103	194	[c]	24	1	7	20		514
Selling, general and administrative expenses	—	1	1	2	—	2	25		—	—	11	123		162
Exploration and research expenses	8	8	16	4	1	5	—		—	—	—	17		38
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	17		17
PTFI mud rush incident insurance settlement	—	—	—	—	—	—	(699)		—	—	—	—		(699)
Operating income (loss)	262	464	726	638	77	715	842		52	15	22	(235)		2,137
Interest expense, net	(1)	—	(1)	(4)	—	(4)	(15)		—	—	(9)	(85)		(114)
Other (expense) income, net	(1)	(1)	(2)	(4)	4	—	(2)		—	—	1	14		11
Provision for income taxes	—	—	—	(246)	(35)	(281)	(302)		—	—	(3)	(67)		(653)
Equity in affiliated companies’ net earnings	—	—	—	—	—	—	5		—	—	—	1		6
Net income attributable to noncontrolling interests	—	—	—	(182)	(19)	(201)	(292)		—	—	—	(13)		(506)
Net income attributable to common stockholders														881

Total assets at March 31, 2026	3,434	7,512	10,946	8,772	2,301	11,073	27,959		2,006	374	1,904	4,578		58,840
Capital expenditures	44	200	244	74	40	114	456		29	14	56	60		973

Three Months Ended March 31, 2025
Revenues:
Unaffiliated customers	$83	$108	$191	$917	$212	$1,129	$1,564		$—	$1,624	$752	$468	[a]	$5,728
Intersegment	494	945	1,439	174	73	247	6		177	8	3	(1,880)		—
Production and delivery	419	793	1,212	587	201	788	578		122	1,622	734	(1,300)	[d]	3,756
DD&A	50	74	124	91	20	111	186		26	1	7	11		466
Selling, general and administrative expenses	—	1	1	2	—	2	27		—	—	9	115		154
Exploration and research expenses	6	6	12	2	2	4	2		—	—	—	21		39
Environmental obligations and shutdown costs	(7)	—	(7)	—	—	—	—		—	—	—	17		10
Operating income (loss)	109	179	288	409	62	471	777		29	9	5	(276)		1,303
Interest expense, net	—	—	—	(4)	—	(4)	(9)		—	—	(11)	(46)		(70)
Other (expense) income, net	(1)	3	2	32	(1)	31	16		—	—	(5)	14		58
Provision for income taxes	—	—	—	(171)	(22)	(193)	(288)		—	—	(10)	(9)		(500)
Equity in affiliated companies’ net earnings (losses)	—	—	—	—	—	—	3		—	—	—	(1)		2
Net income attributable to noncontrolling interests	—	—	—	(126)	(17)	(143)	(275)		—	—	—	(23)		(441)
Net income attributable to common stockholders														352

Total assets at March 31, 2025	3,239	6,950	10,189	8,166	2,073	10,239	28,006		2,021	364	1,448	3,755		56,022
Capital expenditures	59	196	255	74	11	85	704		19	17	43	49		1,172

Financial Information by Business Division and Segment (continued)
a.Includes revenues from our molybdenum sales company, which includes sales of molybdenum produced by the primary molybdenum mines and by certain of the U.S. copper mines and the Cerro Verde mine.
b.Includes $406 million of idle facility and restoration costs associated with the Mud Rush Incident.
c.Includes $93 million of idle facility costs associated with the Mud Rush Incident.
d.Includes charges totaling $73 million associated with a planned maintenance turnaround at the Miami smelter.

OPERATIONS

Leaching and Technology Innovation Initiatives
We are incorporating new applications, technologies and data analytics into our leaching processes across our U.S. and South America operations. Incremental copper production from these initiatives totaled 54 million pounds in first-quarter 2026 and 214 million pounds for the year 2025.

We continue to apply operational enhancements on a larger scale and are advancing testing of innovative technology to increase production from these initiatives. We are targeting annual production of approximately 300 million pounds of copper from these initiatives in 2026, with potential for further significant increases in recoverable metal in future years. We are deploying large-scale testing of an internally developed additive product at our Morenci operations with encouraging early results. In addition, we have identified other possible additives with strong potential and plan to apply heat to our stockpiles together with the new additives to further enhance recoveries. Continued success with these initiatives would be expected to contribute to additions in recoverable copper in leach stockpiles and favorably impact average unit net cash costs.

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

Responsible Production
2025 Annual Report on Sustainability. In April 2026, we published our 2025 Annual Report on Sustainability, marking our 25th year of reporting on our progress. We are committed to building upon our achievements in sustainability and our position as a leading responsible copper producer.

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

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily at our mining operations. We are also undertaking optimization projects at our current mining operations to enhance efficiencies and reduce costs. The costs for these studies are charged to production and delivery costs as incurred and totaled $31 million in first-quarter 2026 and $36 million in first-quarter 2025. We estimate the costs of these studies will approximate $220 million for the year 2026, subject to market conditions and other factors.

U.S. Tariffs
Our costs have not been significantly impacted by U.S. tariffs, but we are continuing to monitor the impacts on our business, cost structure and supply chains associated with tariffs on U.S. imports. Efforts continue to identify alternative sourcing options to mitigate potential future impacts of tariffs.

Government action related to tariffs and other controls on imports and exports or trade agreements or policies of the U.S. and other countries are difficult to predict and have and may in the future cause significant volatility in our financial performance and in the trading prices of our common stock. Refer to “Risk Factors” in Part I, Item 1A. of our 2025 Form 10-K and Part II, Item 1A. herein for further discussion.

Section 232 Tariffs. Effective in August 2025, a 50% tariff was imposed under Section 232 of the Trade Expansion Act, targeting U.S. imports of semi-finished copper products and copper-intensive derivative products. The U.S. government has indicated it will reassess by mid-2026 the potential for a refined copper tariff of 15% beginning in January 2027 and rising to 30% in 2028.

Additionally, the U.S. Secretary of Commerce was directed to impose requirements that 25% of copper cathode and concentrate produced in the U.S. be sold domestically in 2027, potentially increasing to 30% in 2028 and 40% in 2029. Because of our integrated operations, these requirements are not expected to negatively impact our business.

We are the leading copper supplier in the U.S., providing approximately 70% of total U.S. refined copper production through our integrated domestic mining and processing facilities, and most of which is sold domestically. For the three months ended March 31, 2026, copper from our U.S. mining operations was sold 76% as rod and 24% as cathode. We are well positioned in the U.S. with sizeable resources and opportunities to leverage existing infrastructure through brownfield expansions.

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

We have defined an opportunity to more than double the concentrator capacity of the Bagdad operation in northwest Arizona. Bagdad’s reserve life currently exceeds 80 years and supports an expanded operation. We completed technical and economic studies in late 2023 and are updating these studies in advance of a potential investment decision during the second half of 2026. These studies indicate the opportunity to construct new concentrating facilities to increase copper production by 200 to 250 million pounds per year. Estimated incremental project capital costs, which continue to be reviewed, approximate $3.5 billion. Expanded operations would provide improved efficiency and reduce unit net cash costs through economies of scale. Preliminary economics indicate that the expansion would require an incentive copper price of approximately $4.00 per pound and three to four years to complete. The decision to proceed with and timing of the potential expansion will take into account overall copper market conditions and other factors.

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

Operating Data. Following is summary consolidated operating data for our U.S. copper mines:

	Three Months Ended March 31,
	2026	2025
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	309	301
Sales, excluding purchases	327	307
Average realized price per pound	$5.85	$4.60

Molybdenum (millions of recoverable pounds)
Production[a]	7	8

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	695,400	583,700
Average copper ore grade (%)	0.21	0.20
Copper production (millions of recoverable pounds)	200	191

Mill operations
Ore milled (metric tons per day)	337,900	321,900
Average ore grade (%):
Copper	0.30	0.29
Molybdenum	0.02	0.02
Copper recovery rate (%)	81.8	84.1
Copper production (millions of recoverable pounds)	154	154
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at our U.S. copper mines.

Our consolidated copper sales volumes from U.S. copper mines of 327 million pounds in first-quarter 2026 were higher than first-quarter 2025 copper sales volumes of 307 million pounds, primarily reflecting timing of shipments.
Consolidated copper sales from our U.S. mines are expected to approximate 1.4 billion pounds for the year 2026. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper and Molybdenum
The following table summarizes unit net cash costs and gross profit per pound at our U.S. copper mines for the three months ended March 31, 2026 and 2025. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2026				2025
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$5.85		$5.85	$25.56	$4.60		$4.60	$20.16

Site production and delivery, before net noncash and other costs shown below	3.50		3.08	17.63	3.48		3.10	17.05
By-product credits	(0.70)		—	—	(0.49)		—	—
Treatment charges	0.13		0.12	—	0.12		0.11	—
Unit net cash costs	2.93		3.20	17.63	3.11		3.21	17.05
DD&A	0.50		0.41	1.83	0.40		0.36	1.28
Noncash and other costs, net	0.15	[b]	0.14	0.44	0.13	[b]	0.12	0.29
Total unit costs	3.58		3.75	19.90	3.64		3.69	18.62
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	—	0.01		0.01	—
Gross profit per pound	$2.27		$2.10	$5.66	$0.97		$0.92	$1.54

Copper sales (millions of recoverable pounds)	328		328		307		307
Molybdenum sales (millions of recoverable pounds)[a]				7				8
a.Reflects sales of molybdenum produced by certain of our U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $0.05 per pound of copper in both first-quarter 2026 and 2025 for feasibility and optimization studies.

Our U.S. copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for our U.S. copper mines of $2.93 per pound of copper in first-quarter 2026 were lower than first-quarter 2025 average unit net cash costs of $3.11 per pound of copper, primarily reflecting higher by-product credits, partly offset by higher costs for sulfuric acid, diesel fuel and other consumables.

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

Based on achievement of current sales volume and cost estimates, and assuming an average price of $25.00 per pound of molybdenum for the remainder of 2026, average unit net cash costs (net of by-product credits) for our U.S. copper mines are expected to approximate $3.02 per pound of copper for the year 2026. Current cost estimates for 2026 reflect recent pricing impacts for energy and other consumables. Our U.S. copper mines’ average unit net cash costs for the year 2026 would change by approximately $0.04 per pound for each $2 per pound change in the average price of molybdenum for the remainder of 2026.

South America
We manage two copper operations in South America – Cerro Verde in Peru (55.08%-owned) and El Abra in Chile (51%-owned). These operations are consolidated in our financial statements. In addition to copper, the Cerro Verde mine produces molybdenum concentrate and silver.

Development Activities. At the El Abra operations in Chile, we have a significant opportunity to expand the operation to include a major mill facility similar to the large-scale concentrator at Cerro Verde. The project could result in the addition of over 700 million pounds of copper production per year. In March 2026, El Abra submitted an environmental impact study to Chile regulatory authorities. Preliminary estimates, which remain under review, indicate that the project economics would be supported using an incentive copper price of less than $4.00 per pound. The decision to proceed with and timing of the potential project will take into account required permitting, market conditions and other factors.

Operating Data. Following is summary consolidated operating data for South America operations:

	Three Months Ended March 31,
	2026	2025
Copper (millions of recoverable pounds)
Production	258	271
Sales	248	275
Average realized price per pound	$5.66	$4.36

Molybdenum (millions of recoverable pounds)
Production[a]	6	6

Leach operations
Leach ore placed in stockpiles (metric tons per day)	113,200	168,400
Average copper ore grade (%)	0.43	0.39
Copper production (millions of recoverable pounds)	62	77

Mill operations
Ore milled (metric tons per day)	420,500	411,300
Average ore grade (%):
Copper	0.29	0.30
Molybdenum	0.01	0.01
Copper recovery rate (%)	83.5	83.7
Copper production (millions of recoverable pounds)	196	194
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the Cerro Verde mine.

Our consolidated copper sales volumes from South America operations of 248 million pounds in first-quarter 2026 were lower than first-quarter 2025 copper sales volumes of 275 million pounds, primarily reflecting lower leach placements. Copper sales from South America operations are expected to approximate 1.05 billion pounds for the year 2026. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper
The following table summarizes unit net cash costs and gross profit per pound of copper at our South America operations for the three months ended March 31, 2026 and 2025. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America operations also had sales of molybdenum and silver. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2026			2025
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$5.66		$5.66	$4.36		$4.36

Site production and delivery, before net noncash and other costs shown below	3.15		2.78	2.76		2.50
By-product credits	(0.79)		—	(0.44)		—
Treatment charges	0.01		0.01	0.07		0.07
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.38		2.80	2.40		2.58
DD&A	0.41		0.36	0.40		0.36
Noncash and other costs, net	0.07	[a]	0.07	0.05	[a]	0.05
Total unit costs	2.86		3.23	2.85		2.99
Other revenue adjustments, primarily for pricing on prior period open sales	0.11		0.11	0.22		0.22
Gross profit per pound	$2.91		$2.54	$1.73		$1.59

Copper sales (millions of recoverable pounds)	248		248	275		275

a.Includes charges totaling $0.05 per pound of copper in both first-quarter 2026 and 2025 for feasibility and optimization studies.

Average unit net cash costs (net of by-product credits) for South America operations of $2.38 per pound of copper in first-quarter 2026 were lower than first-quarter 2025 average unit net cash costs of $2.40 per pound of copper, primarily reflecting higher by-product credits and lower treatment charges, mostly offset by lower copper volumes and the impact of currency exchange rates on labor costs.

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

Based on achievement of current sales volume and cost estimates and assuming an average price of $25.00 per pound of molybdenum for the remainder of 2026, average unit net cash costs (net of by-product credits) for our South America operations are expected to approximate $2.60 per pound of copper for the year 2026. Current cost estimates for 2026 reflect recent pricing impacts for energy and other consumables. Our South America operations’ average unit net cash costs for the year 2026 would change by approximately $0.04 per pound for each $2 per pound change in the average price of molybdenum for the remainder of 2026.

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

Operating, Development and Exploration Activities. Over a multi-year investment period, PTFI has successfully commissioned three large-scale underground mines in the Grasberg minerals district (Grasberg Block Cave, Deep Mill Level Zone (DMLZ) and Big Gossan) and completed related expansion of the milling facilities. At normal operating rates, PTFI’s underground operations produce approximately 1.7 billion pounds of copper and 1.3 million ounces of gold per year and are among the lowest cost operations in the world. First-quarter 2026 production of 95 million pounds of copper and 92 thousand ounces of gold primarily reflects the impact of the temporary suspension of operations at the Grasberg Block Cave underground mine following the Mud Rush Incident. A phased restart and ramp-up of the Grasberg Block Cave underground mine is in progress.

PTFI is also conducting exploration in the Grasberg minerals district targeting the potential extension of significant mineralization below the DMLZ underground mine.

Long-Term Mining Rights. In February 2026, we and PTFI entered into a Memorandum of Understanding (MOU) with the Indonesia government for a life of resource extension of operating rights in the Grasberg minerals district beyond the current expiration in 2041. An extension would enable continuity of large-scale operations for the benefit of all stakeholders and provide growth options through additional resource development opportunities in the highly attractive Grasberg minerals district.

Under the terms of the MOU, we would maintain our current ownership interest in PTFI of 48.76% through 2041 and hold approximately 37% beginning in 2042. The existing governance and operating structure, and terms of the existing shareholder agreement, special mining business license (IUPK) and other agreements in effect will continue over the life of the resource. We and PTFI are working with the Indonesia government to complete the license renewal process. The extension of operating rights and other agreed terms are subject to, among other things, the Indonesia government’s issuance of an amended IUPK and entry into definitive agreements.

Grasberg Block Cave Ramp-Up. Following the Mud Rush Incident, PTFI has progressed a series of activities to address the incident and advance preparation for a safe and sustainable restoration of operations.

During first-quarter 2026, PTFI completed remediation and restoration activities required for the restart of Production Blocks 2 and 3 and commenced initial ramp-up activities at the end of March 2026. PTFI also continued to advance activities for a planned future start-up of Production Block 1S and advance risk mitigation strategies associated with drainage and cave management technologies.

During initial ramp-up activities in Production Blocks 2 and 3, PTFI encountered changes in operating conditions at the Grasberg Block Cave underground mine following the period of inactivity between September 2025 and April 2026, resulting in a significant increase in the ratio of wet drawpoints compared to the number of drawpoints containing dry material. While PTFI’s existing automated systems to extract ore at the drawpoints are sufficient to support a ramp-up to previously planned levels, modifications to the chute system used to load ore into the automated trains will be required to operate at full capacity. As a result, near-term production from Production Blocks 2 and 3 is expected to be limited to approximately 60% of capacity until required modifications to ore loading systems are made.

Installation of specialized equipment to accommodate the higher percentage of wet ore has commenced and will be sequenced initially to prioritize areas that would benefit the most from the enhancements. PTFI expects the current bottlenecks can be substantially addressed by mid-2027.

PTFI’s overall production rates, which were previously forecast to approximate 85% of capacity in the second half of 2026 and reach 100% of capacity by the end of 2027 are now expected to approximate 65% in the second half of 2026, 80% by mid-2027 and approach full capacity by the end of 2027.

Given the early stage of the initial ramp‑up, production forecasts are inherently more variable than they were prior to the incident. As the ramp‑up progresses over the coming months, additional clarity is expected on a number of factors that could have a positive or negative impact on PTFI’s near‑term forecast. As such, the revisions to PTFI’s production rates result in the deferral of production to future periods and do not reflect a change in the expected recovery of the Grasberg Block Cave resource. PTFI is confident in the resource, its ability to conduct large‑scale mining safely and efficiently, and its long‑term plans to operate one of the world’s most successful and valuable copper and gold deposits.

In first-quarter 2026, PTFI recognized a gain of $0.7 billion for an insurance settlement associated with the Mud Rush Incident under its property and business interruption policies. PTFI collected this settlement in April 2026.

Kucing Liar. Since 2022, PTFI has conducted long-term mine development activities at its Kucing Liar deposit in the Grasberg minerals district. During 2025, PTFI completed studies to evaluate the potential to expand the footprint of the deposit which was previously designed to operate at a long-term rate of 90,000 metric tons of ore per day. The studies identified a low-cost expansion opportunity to increase Kucing Liar’s design capacity to 130,000 metric tons of ore per day and increase Kucing Liar’s reserves by approximately 20%. As a result, PTFI’s preliminary estimates of Kucing Liar reserves currently approximate 8 billion pounds of copper and 8 million ounces of gold to be recovered through 2041, and an extension of PTFI’s operating rights beyond 2041 would extend the life of the project. Average annual Kucing Liar production at full rates would approximate 750 million pounds of copper and 735 thousand ounces of gold. The economic studies took into account an approximate 10% increase in Kucing Liar capital ($0.5 billion), impact to operating rates at the Grasberg Block Cave underground mine and reduction of capital expenditures associated with PTFI’s mine operations in connection with the processing of higher pyrite ore.

At March 31, 2026, PTFI had incurred approximately $1.3 billion for Kucing Liar development, and capital investments are estimated to approximate an additional $4 billion through 2033 (averaging approximately $0.5 billion per year). Initial production is expected to commence ramping up in the 2030 timeframe.

Downstream Processing Facilities. PTFI’s smelter and PT Smelting, PTFI’s 66%-owned smelter and refinery in Gresik, Indonesia, smelt and refine copper concentrate from PTFI, and the PMR processes anode slimes from the smelter and PT Smelting.

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

Following the Mud Rush Incident, smelting operations in Indonesia at both PTFI’s smelter and PT Smelting were adjusted as a result of limited copper concentrate availability. In late December 2025, PT Smelting resumed operations and operated at reduced rates during first-quarter 2026. Shipments to PTFI’s smelter are expected to recommence in the second half of 2026 at a reduced rate dependent on available copper concentrate from mining operations at the Grasberg Block Cave underground mine.

The PMR has operated on a limited basis since the Mud Rush Incident, primarily processing anode slimes from PT Smelting.

We expect higher variability between PTFI’s production and sales until its downstream processing facilities achieve normalized operating rates.

Natural Gas Facilities. PTFI plans to transition its existing energy source from coal to natural gas, which would meaningfully reduce PTFI’s greenhouse gas emissions at the Grasberg minerals district. Following the Mud Rush Incident, PTFI’s planned investments for a new gas-fired combined cycle facility have been deferred with start-up and commissioning of the new facility scheduled in the second half of 2029. Once complete, PTFI’s dual-fuel power plant and the new gas-fired combined cycle facility will be fueled by natural gas supplied by a floating liquefied natural gas storage and regasification unit.

Labor Matters. In March 2026, PTFI reached a new two-year collective labor agreement (CLA) with its three employee unions at its Grasberg minerals district operations. PTFI did not recognize any significant nonrecurring costs associated with the new CLA.

Operating Data. Following is summary consolidated operating data for Indonesia operations:

	Three Months Ended March 31,
	2026	2025
Copper (millions of recoverable pounds)
Production	95	296
Sales	82	290
Average realized price per pound	$5.89	$4.34

Gold (thousands of recoverable ounces)
Production	92	284
Sales	116	125
Average realized price per ounce	$4,893	$3,072

Ore extracted and milled (metric tons per day):
DMLZ	66,800	60,400
Big Gossan	7,300	6,600
Grasberg Block Cave	4,400	93,600
Adjustments	5,500	1,000
Total	84,000	161,600
Average ore grades:
Copper (%)	0.65	1.11
Gold (grams per metric ton)	0.48	0.83
Recovery rates (%):
Copper	90.4	87.8
Gold	79.6	76.3

PTFI’s consolidated sales volumes of 82 million pounds of copper and 116 thousand ounces of gold in first-quarter 2026 were lower than first-quarter 2025 sales volumes of 290 million pounds of copper and 125 thousand ounces of gold, reflecting lower operating rates following the Mud Rush Incident. As a fully integrated producer of refined copper and gold, there may be variability in the timing between production and sales of refined copper and gold.

Historically, PTFI recognized concentrate sales upon loading of shipments; however, PTFI’s future concentrate production will be processed by PT Smelting and its smelter, and refined sales will be recognized after processing and sale of the metal. Accordingly, PTFI may experience higher variability between production volumes and sales volumes.

Consolidated sales volumes from PTFI are expected to approximate 0.7 billion pounds of copper and 650 thousand ounces of gold for the year 2026. Copper and gold production volumes for the year 2026 are expected to exceed sales volumes, reflecting deferrals of approximately 100 million pounds of copper and 50 thousand ounces of gold associated with inventory held at PTFI’s smelting operations.

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

Gross Profit per Pound of Copper and per Ounce of Gold
The following table summarizes the unit net cash (credits) costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the three months ended March 31, 2026 and 2025. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash (credits) costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended March 31,
	2026				2025
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$5.89		$5.89	$4,893	$4.34		$4.34	$3,072

Site production and delivery, before net noncash and other costs shown below	2.91		1.27	1,052	1.49		1.12	797
By-product credits	(7.65)		—	—	(1.46)		—	—
Treatment charges	0.61	[a]	0.26	220	0.19		0.15	102
Export duties	—		—	—	0.19		0.14	102
Royalty on metals	0.60		0.29	210	0.23		0.17	144
Unit net cash (credits) costs	(3.53)		1.82	1,482	0.64		1.58	1,145
DD&A	2.35	[b]	1.03	851	0.64		0.49	343
Noncash and other costs, net	5.13	[c]	2.23	1,855	0.34	[d]	0.25	179
Total unit costs	3.95		5.08	4,188	1.62		2.32	1,667
Other revenue adjustments, primarily for pricing on prior period open sales	0.10		0.10	11	0.06		0.07	116
Gross profit per pound/ounce	$2.04		$0.91	$716	$2.78		$2.09	$1,521

Copper sales (millions of recoverable pounds)	82		82		290		290
Gold sales (thousands of recoverable ounces)				116				125

a.Reflects downstream tolling fees and operating costs and does not represent market treatment and refining rates. Favorable offsets associated with incremental metals and sulfuric acid produced by PT Smelting and PTFI’s downstream processing facilities are included in revenues and by-product credits.
b.Includes $1.13 per pound of copper of idle facility costs associated with the Mud Rush Incident.
c.Includes $4.93 per pound of copper of idle facility and restoration costs associated with the Mud Rush Incident.
d.Includes charges totaling $0.15 per pound of copper for operational readiness and start-up costs associated with PTFI’s downstream processing facilities, $0.08 per pound of copper related to the reversal of previously capitalized land lease costs associated with PTFI’s downstream processing facilities and $0.08 per pound of copper for remediation costs related to the October 2024 fire incident at PTFI’s smelter.

A significant portion of PTFI’s costs are fixed and unit costs vary depending on volumes and other factors. PTFI’s unit net cash credits (including by-product credits) of $3.53 per pound of copper in first-quarter 2026 were favorable compared to unit net cash costs (net of by-product credits) of $0.64 per pound of copper in first-quarter 2025, primarily reflecting higher by-product credits, partly offset by the impact of lower volumes.

Following the Mud Rush Incident and until PTFI’s operations return to normal capacity, a portion of PTFI’s production and delivery costs will be recognized as idle facility costs, which are non-inventoriable. Idle facility and restoration costs, which were excluded from PTFI's unit net cash credits, totaled $406 million ($4.93 per pound of copper) in first-quarter 2026.

Treatment charges reflect downstream tolling fees and operating costs and vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper and gold. The increase in treatment charges and royalties per pound of copper in first-quarter 2026 compared to first-quarter 2025, primarily reflects lower copper volumes resulting from lower operating rates following the Mud Rush Incident and higher copper and gold prices. In addition, as a fully integrated producer of refined copper and gold, there may be variability in the rate of royalties per pound of copper as a result of the ratio of copper sales to gold and silver sales.

Prior to the expiration of PTFI’s export license on September 16, 2025, export duties were assessed on its copper concentrate sales at a rate of 7.5%. Refer to Note 11 of FCX’s 2025 Form 10-K for further discussion.

Because certain assets are depreciated on a straight-line basis, PTFI’s unit depreciation rate may vary with asset additions and the level of copper volumes and changes in copper and gold inventory. PTFI’s DD&A per pound of copper in first-quarter 2026 included $1.13 per pound of copper for non-inventoriable idle facility costs associated with the Mud Rush Incident, and also reflects the impact of lower copper sales volumes and higher depreciation associated with placing its downstream processing facilities into service in 2025.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

Based on achievement of current sales volume and cost estimates and assuming an average price of $4,500 per ounce of gold for the remainder of 2026, average unit net cash credits (including by-product credits and excluding idle facility and restoration costs associated with the Mud Rush Incident) for PTFI are expected to approximate $1.30 per pound of copper for the year 2026. Current cost estimates for 2026 also reflect recent pricing impacts for energy and other consumables. PTFI’s average unit net cash credits for the year 2026 would change by approximately $0.08 per pound of copper for each $100 per ounce change in the average price of gold for the remainder of 2026.

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

Operating and Development Activities. Production from the Molybdenum mines totaled 9 million pounds of molybdenum in both first-quarter 2026 and 2025. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our primary molybdenum operations and from our U.S. copper mines and Cerro Verde mine. Refer to “Outlook” for projected consolidated molybdenum sales volumes and to “Markets” for a discussion of molybdenum prices.

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

Average unit net cash costs for our Molybdenum mines of $15.69 per pound of molybdenum in first-quarter 2026 were higher than average unit net cash costs of $13.72 per pound in first-quarter 2025, primarily reflecting higher costs for labor, supplies and energy.

Average unit net cash costs for the Molybdenum mines are expected to approximate $17.80 per pound of molybdenum for the year 2026, based on achievement of current sales volume and cost estimates. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Downstream Processing Facilities
Through our downstream integration, we are able to place a significant portion of our copper concentrate production. PTFI’s downstream processing facilities in Eastern Java, Indonesia, are wholly owned and operated, and PTFI has a 66% ownership interest in PT Smelting, which is operated by Mitsubishi Materials Corporation. We wholly own and operate the Miami smelter and rod mill in Arizona, the El Paso refinery and rod mill in Texas, and the Atlantic Copper smelter and refinery in Huelva, Spain.

We manufacture continuous cast copper rod at our U.S. rod facilities primarily using copper produced at our U.S. copper mines and processing facilities. Rod production from these facilities approximated one billion pounds of copper for each of the last three years and is expected to approximate one billion pounds for the year 2026.

Sulfuric acid production from our smelters in the U.S., Spain, and Indonesia, together with our sulfur burner plant at the Safford mine, generally exceeds the requirements of our SX/EW leaching operations. Accordingly, the recent volatility in the price of sulfuric acid is not expected to have a material impact on our consolidated results. Certain of our SX/EW leaching operations in the U.S. and South America purchase sulfuric acid from third parties, and while sulfuric acid price fluctuations may impact costs for these mining operations, favorable offsets associated with sulfuric acid sales by our smelters are reflected in revenues.

PTFI is a fully integrated producer of refined copper and gold. PTFI’s smelter and PT Smelting smelt and refine copper concentrate from PTFI’s mines in the Grasberg minerals district, and the PMR processes anode slimes from the smelter and PT Smelting. PTFI’s treatment charges, which are recorded in production and delivery costs, reflect downstream tolling fees and operating costs and do not represent market treatment and refining rates. Favorable offsets associated with incremental metals and sulfuric acid produced and sold by PT Smelting and PTFI’s downstream processing facilities are included in revenues.

Our Miami smelter in Arizona has been operating for over 100 years and has been upgraded numerous times during that period to implement new technologies, improve production and comply with air quality requirements. In first-quarter 2025, the Miami smelter performed a major maintenance turnaround and incurred maintenance charges and idle facility costs totaling $73 million.

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. In first-quarter 2026, Atlantic Copper purchased 75% of its concentrate from third parties and 25% from our South America operations. Atlantic Copper’s treatment charges, which consist of a base rate per pound of copper and per ounce of gold, are generally fixed and represent a cost to our mining operations and income to Atlantic Copper (i.e., higher treatment charges benefit our Atlantic Copper operations). Our U.S. copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our Miami smelter and El Paso refinery.

We defer recognizing profits on sales from our mining operations to Atlantic Copper until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to operating income totaling $70 million ($23 million to net income attributable to common stock) in first-quarter 2026 and $114 million ($34 million to net income attributable to common stock) in first-quarter 2025. Our net deferred profits on our inventories at Atlantic Copper to be recognized in future periods’ operating income totaled $68 million ($22 million to net income attributable to common stock) at March 31, 2026. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

CAPITAL RESOURCES AND LIQUIDITY

Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors. Refer to “Consolidated Results,” and Item 1A. “Risk Factors” contained in Part I of 2025 Form 10-K and Part II, Item 1A. herein for further discussion on our energy requirements and related costs.

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

Based on current sales volume, cost and metal price estimates and planned capital expenditures discussed in “Outlook,” our available cash and cash equivalents plus our projected consolidated operating cash flows of $8.7 billion for the year 2026 exceed our expected consolidated capital expenditures of $4.3 billion.

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

At March 31, 2026, we had $3.7 billion in consolidated cash and cash equivalents, and FCX, PTFI and Cerro Verde had $3.0 billion, $1.5 billion and $350 million, respectively, of availability under their revolving credit facilities.

Financial Policy. Our financial policy is aligned with our strategic objectives of maintaining a solid balance sheet, providing cash returns to common stockholders and advancing opportunities for future growth. The policy includes a base dividend and a performance-based payout framework, whereby up to 50% of available cash flows generated after planned capital spending and distributions to noncontrolling interests would be allocated to stockholder returns and the balance to debt reduction and investments in value enhancing growth projects, subject to us maintaining our net debt at a level not to exceed the net debt target of $3.0 billion to $4.0 billion (excluding debt for PTFI’s downstream processing facilities). Our Board of Directors (Board) reviews the structure of the performance-based payout framework at least annually.

At March 31, 2026, our net debt totaled $2.4 billion, which excludes $3.2 billion of debt for PTFI’s downstream processing facilities. Refer to "Net Debt" for further discussion.

Refer to Note 4 and “Financing Activities” below for further discussion of shares acquired in first-quarter 2026 under our current share repurchase program.

On March 25, 2026, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on May 1, 2026, to common stockholders of record on April 15, 2026.

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

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share and withholding taxes, at March 31, 2026 (in billions):

Cash at domestic companies	$1.9
Cash at international operations	1.8
Total consolidated cash and cash equivalents	3.7
Noncontrolling interests’ share	(0.8)
Cash, net of noncontrolling interests’ share	2.9
Withholding taxes	(0.1)
Net cash available	$2.8

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

Debt
At March 31, 2026, consolidated debt totaled $9.4 billion, with a weighted-average interest rate of 5.2%. Substantially all of our outstanding debt is fixed rate and our total debt has an average remaining duration of approximately eight years. There are no senior note maturities scheduled in 2026 and $1.3 billion scheduled in 2027.

At March 31, 2026, we had no borrowings and $5 million in letters of credit issued under our $3.0 billion revolving credit facility, PTFI had $250 million in borrowings outstanding under its $1.75 billion revolving credit facility and Cerro Verde had no borrowings under its $350 million revolving credit facility. At March 31, 2026, Atlantic Copper had borrowings of $0.5 billion outstanding under short-term lines of credit used for working capital requirements.

Refer to Note 4 for further discussion of debt.

Operating Activities
We generated operating cash flows of $1.5 billion (including $0.1 billion from working capital and other sources) in first-quarter 2026 and $1.1 billion (net of $0.3 billion for working capital and other uses) in first-quarter 2025. Operating cash flows in first-quarter 2026, compared with first-quarter 2025, reflect the impact of higher metal prices, offset by lower copper and gold sales volumes from PTFI as a result of the Mud Rush Incident.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $1.0 billion in first-quarter 2026 and $1.2 billion in first-quarter 2025, and include amounts for major projects ($0.6 billion in both first-quarter 2026 and 2025), primarily associated with underground development activities and supporting mill and power capital costs in the Grasberg minerals district.

Financing Activities
Debt Transactions. Net proceeds from debt totaled $35 million in first-quarter 2026 and $452 million in first-quarter 2025, primarily related to borrowings by Atlantic Copper under short-term lines of credit used for working capital requirements.

Cash Dividends on Common Stock. We paid cash dividends on our common stock totaling $0.2 billion in both first-quarter 2026 and 2025. Refer to Note 4, Item 1A. “Risk Factors” contained in Part I of our 2025 Form 10-K and Part II, Item 1A. herein, “Cautionary Statement” below and the discussion of our financial policy above.

Cash Dividends and Distributions Paid to Noncontrolling Interests. Cash dividends and distributions paid to noncontrolling interests at our international operations totaled $0.2 billion in first-quarter 2026. There were no cash dividends paid to noncontrolling interests at our international operations in first-quarter 2025. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Treasury Stock Purchases. We acquired 1.7 million shares of our common stock for a total cost of $93 million ($54.25 average cost per share) under our share repurchase program in first-quarter 2026, and 1.4 million shares of our common stock for a total cost of $55 million ($39.10 average cost per share) in first-quarter 2025. Refer to Note 4 for further discussion.

CONTRACTUAL OBLIGATIONS

There have been no material changes in our contractual obligations since December 31, 2025. Refer to Note 11 and Part II, Items 7. and 7A. in our 2025 Form 10-K for information regarding our contractual obligations.

CONTINGENCIES

Environmental Obligations and Asset Retirement Obligations (AROs)
Our current and historical operating activities are subject to various environmental laws and regulations. We perform a comprehensive annual review of our environmental obligations and AROs and also review changes in facts and circumstances associated with these obligations at least quarterly.

There have been no significant updates to our environmental obligations and AROs since December 31, 2025. Refer to Note 10 of our 2025 Form 10-K for further discussion regarding environmental contingencies and AROs.

Leases
There have been no significant updates to our lease commitments since December 31, 2025. Refer to Note 11 of our 2025 Form 10-K for further discussion regarding lease commitments.

Litigation and Other Contingencies
There have been no significant updates to our contingencies associated with legal proceedings and other matters since December 31, 2025. Refer to Note 10 and “Legal Proceedings” contained in Part I, Item 3. of our 2025 Form 10-K for further discussion regarding litigation and other contingencies.

NEW ACCOUNTING STANDARDS

There were no significant updates to previously reported accounting standards included in Note 1 of our 2025 Form 10-K.
CRITICAL ACCOUNTING ESTIMATES

Refer to our 2025 Form 10-K for a description of our critical accounting estimates that require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes from these previously disclosed policies.

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

	At March 31, 2026
Current portion of debt	$500
Long-term debt, less current portion	8,914
Consolidated debt	9,414
Less: consolidated cash and cash equivalents	3,737
FCX net debt	5,677
Less: debt for PTFI’s downstream processing facilities	3,236	[a]
FCX net debt, excluding debt for PTFI’s downstream processing facilities	$2,441
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

We show revenue adjustments for prior period open sales as a separate line item. Because these adjustments result from prior period sales, these amounts have been reflected separately from revenues on current period sales. Noncash and other costs, net, which are removed from site production and delivery costs in the calculation of unit net cash costs, consist of items such as ARO accretion and other adjustments, inventory write-offs and adjustments, stock-based compensation costs, long-lived asset impairments, idle facility costs, feasibility and optimization study costs, operational readiness and start-up costs, restructuring and/or unusual charges. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. The following schedules are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2026
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,920		$1,920	$195	$82	$2,197
Site production and delivery, before net noncash and other costs shown below	1,149		1,011	135	52	1,198
By-product credits	(229)		—	—	—	—
Treatment charges	42		39	—	3	42
Net cash costs	962		1,050	135	55	1,240
DD&A	165		136	14	15	165
Noncash and other costs, net	48	[c]	44	3	1	48
Total costs	1,175		1,230	152	71	1,453
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	—	1	1
Gross profit	$745		$690	$43	$12	$745

Copper sales (millions of recoverable pounds)	328		328
Molybdenum sales (millions of recoverable pounds)[a]				7

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$5.85		$5.85	$25.56
Site production and delivery, before net noncash and other costs shown below	3.50		3.08	17.63
By-product credits	(0.70)		—	—
Treatment charges	0.13		0.12	—
Unit net cash costs	2.93		3.20	17.63
DD&A	0.50		0.41	1.83
Noncash and other costs, net	0.15	[c]	0.14	0.44
Total unit costs	3.58		3.75	19.90
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	—
Gross profit per pound	$2.27		$2.10	$5.66

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,197		$1,198	$165
Treatment charges	—		42	—
Noncash and other costs, net	—		48	—
Other revenue adjustments, primarily for pricing on prior period open sales	1		—	—
Eliminations and other	1		3	—
U.S. copper mines	2,199		1,291	165
Other mining[d]	5,949		4,630	329
Corporate, other & eliminations[e]	(1,914)		(1,856)	20
As reported in our consolidated financial statements	$6,234		$4,065	$514
a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold and silver product revenues and production costs.
c.Includes charges totaling $17 million ($0.05 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for South America and Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
e.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,414		$1,414	$155	$41	$1,610
Site production and delivery, before net noncash and other costs shown below	1,070		952	131	34	1,117
By-product credits	(150)		—	—	—	—
Treatment charges	37		35	—	2	37
Net cash costs	957		987	131	36	1,154
DD&A	124		112	10	2	124
Noncash and other costs, net	39	[c]	37	2	—	39
Total costs	1,120		1,136	143	38	1,317
Other revenue adjustments, primarily for pricing on prior period open sales	4		4	—	1	5
Gross profit	$298		$282	$12	$4	$298

Copper sales (millions of recoverable pounds)	307		307
Molybdenum sales (millions of recoverable pounds)[a]				8

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.60		$4.60	$20.16
Site production and delivery, before net noncash and other costs shown below	3.48		3.10	17.05
By-product credits	(0.49)		—	—
Treatment charges	0.12		0.11	—
Unit net cash costs	3.11		3.21	17.05
DD&A	0.40		0.36	1.28
Noncash and other costs, net	0.13	[c]	0.12	0.29
Total unit costs	3.64		3.69	18.62
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—
Gross profit per pound	$0.97		$0.92	$1.54

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,610		$1,117	$124
Treatment charges	(4)		33	—
Noncash and other costs, net	—		39	—
Other revenue adjustments, primarily for pricing on prior period open sales	5		—	—
Eliminations and other	19		23	—
U.S. copper mines	1,630		1,212	124
Other mining[d]	5,510		3,844	331
Corporate, other & eliminations[e]	(1,412)		(1,300)	11
As reported in our consolidated financial statements	$5,728		$3,756	$466
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
e.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2026
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,401		$1,401	$202	$1,603
Site production and delivery, before net noncash and other costs shown below	779		689	103	792
By-product credits	(196)		—	—	—
Treatment charges	2		2	—	2
Royalty on metals	3		3	—	3
Net cash costs	588		694	103	797
DD&A	103		90	13	103
Noncash and other costs, net	17	[b]	16	1	17
Total costs	708		800	117	917
Other revenue adjustments, primarily for pricing on prior period open sales	28		28	7	35
Gross profit	$721		$629	$92	$721

Copper sales (millions of recoverable pounds)	248		248

Gross profit per pound of copper:

Revenues, excluding adjustments	$5.66		$5.66
Site production and delivery, before net noncash and other costs shown below	3.15		2.78
By-product credits	(0.79)		—
Treatment charges	0.01		0.01
Royalty on metals	0.01		0.01
Unit net cash costs	2.38		2.80
DD&A	0.41		0.36
Noncash and other costs, net	0.07	[b]	0.07
Total unit costs	2.86		3.23
Other revenue adjustments, primarily for pricing on prior period open sales	0.11		0.11
Gross profit per pound	$2.91		$2.54

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,603		$792	$103
Treatment charges	(2)		—	—
Royalty on metals	(3)		—	—
Noncash and other costs, net	—		17	—
Other revenue adjustments, primarily for pricing on prior period open sales	35		—	—
Eliminations and other	1		—	—
South America operations	1,634		809	103
Other mining[c]	6,514		5,112	391
Corporate, other & eliminations[d]	(1,914)		(1,856)	20
As reported in our consolidated financial statements	$6,234		$4,065	$514

a.Includes silver sales of 0.8 million ounces ($75.66 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $11 million ($0.05 per pound of copper) for feasibility and optimization studies.
c.Represents the combined total for U.S. copper mines, Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
d.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,199		$1,199	$135	$1,334
Site production and delivery, before net noncash and other costs shown below	759		688	87	775
By-product credits	(121)		—	—	—
Treatment charges	19		19	—	19
Royalty on metals	2		2	—	2
Net cash costs	659		709	87	796
DD&A	111		99	12	111
Noncash and other costs, net	14	[b]	14	—	14
Total costs	784		822	99	921
Other revenue adjustments, primarily for pricing on prior period open sales	60		60	2	62
Gross profit	$475		$437	$38	$475

Copper sales (millions of recoverable pounds)	275		275

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.36		$4.36
Site production and delivery, before net noncash and other costs shown below	2.76		2.50
By-product credits	(0.44)		—
Treatment charges	0.07		0.07
Royalty on metals	0.01		0.01
Unit net cash costs	2.40		2.58
DD&A	0.40		0.36
Noncash and other costs, net	0.05	[b]	0.05
Total unit costs	2.85		2.99
Other revenue adjustments, primarily for pricing on prior period open sales	0.22		0.22
Gross profit per pound	$1.73		$1.59

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,334		$775	$111
Treatment charges	(19)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		14	—
Other revenue adjustments, primarily for pricing on prior period open sales	62		—	—
Eliminations and other	1		(1)	—
South America operations	1,376		788	111
Other mining[c]	5,764		4,268	344
Corporate, other & eliminations[d]	(1,412)		(1,300)	11
As reported in our consolidated financial statements	$5,728		$3,756	$466

a.Includes silver sales of 0.8 million ounces ($33.79 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $15 million ($0.05 per pound of copper) for feasibility studies and optimization studies.
c.Represents the combined total for U.S. copper mines, Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
d.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended March 31, 2026
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$485		$485		$565	$64	$1,114
Site production and delivery, before net noncash and other costs shown below	240		104		122	14	240
By-product credits	(630)		—		—	—	—
Treatment charges	50		22		25	3	50
Royalty on metals	50		24		24	2	50
Net cash (credits) costs	(290)		150		171	19	340
DD&A	194	[b]	85		98	11	194
Noncash and other costs, net	422	[c]	184		214	24	422
Total costs	326		419		483	54	956
Other revenue adjustments, primarily for pricing on prior period open sales	9		9		1	—	10
Gross profit	$168		$75		$83	$10	$168

Copper sales (millions of recoverable pounds)	82		82
Gold sales (thousands of recoverable ounces)					116

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$5.89		$5.89		$4,893
Site production and delivery, before net noncash and other costs shown below	2.91		1.27		1,052
By-product credits	(7.65)		—		—
Treatment charges	0.61		0.26		220
Royalty on metals	0.60		0.29		210
Unit net cash (credits) costs	(3.53)		1.82		1,482
DD&A	2.35	[b]	1.03		851
Noncash and other costs, net	5.13	[c]	2.23		1,855
Total unit costs	3.95		5.08		4,188
Other revenue adjustments, primarily for pricing on prior period open sales	0.10		0.10		11
Gross profit per pound/ounce	$2.04		$0.91		$716

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$1,114		$240		$194
Treatment charges	(2)		48	[d]	—
Royalty on metals	(50)		—		—
Noncash and other costs, net	—		422		—
Other revenue adjustments, primarily for pricing on prior period open sales	10		—		—
Indonesia operations	1,072		710		194
Other mining[e]	7,076		5,211		300
Corporate, other & eliminations[f]	(1,914)		(1,856)		20
As reported in our consolidated financial statements	$6,234		$4,065		$514

a.Includes silver sales of 0.5 million ounces ($84.38 per ounce average realized price).
b.Includes $93 million ($1.13 per pound of copper) of idle facility costs associated with the Mud Rush Incident.
c.Includes $406 million ($4.93 per pound of copper) of idle facility and restoration costs associated with the Mud Rush Incident.
d.Primarily represents tolling costs paid to PT Smelting, and excludes idle facility related tolling fees that are included in noncash and other costs, net (refer to note c above).
e.Represents the combined total for U.S. copper mines, South America operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
f.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended March 31, 2025
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$1,258		$1,258		$385	$21	$1,664
Site production and delivery, before net noncash and other costs shown below	432		326		100	6	432
By-product credits	(422)		—		—	—	—
Treatment charges	56		42		13	1	56
Export duties	55		42		12	1	55
Royalty on metals	66		48		18	—	66
Net cash costs	187		458		143	8	609
DD&A	186		141		43	2	186
Noncash and other costs, net	97	[b]	73		23	1	97
Total costs	470		672		209	11	892
Other revenue adjustments, primarily for pricing on prior period open sales	19		19		15	1	35
Gross profit	$807		$605		$191	$11	$807

Copper sales (millions of recoverable pounds)	290		290
Gold sales (thousands of recoverable ounces)					125

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.34		$4.34		$3,072
Site production and delivery, before net noncash and other costs shown below	1.49		1.12		797
By-product credits	(1.46)		—		—
Treatment charges	0.19		0.15		102
Export duties	0.19		0.14		102
Royalty on metals	0.23		0.17		144
Unit net cash costs	0.64		1.58		1,145
DD&A	0.64		0.49		343
Noncash and other costs, net	0.34	[b]	0.25		179
Total unit costs	1.62		2.32		1,667
Other revenue adjustments, primarily for pricing on prior period open sales	0.06		0.07		116
Gross profit per pound/ounce	$2.78		$2.09		$1,521

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$1,664		$432		$186
Treatment charges	(8)		48	[c]	—
Export duties	(55)		—		—
Royalty on metals	(66)		—		—
Noncash and other costs, net	—		97		—
Other revenue adjustments, primarily for pricing on prior period open sales	35		—		—
Eliminations and other	—		1		—
Indonesia operations	1,570		578		186
Other mining[d]	5,570		4,478		269
Corporate, other & eliminations[e]	(1,412)		(1,300)		11
As reported in our consolidated financial statements	$5,728		$3,756		$466
a.Includes silver sales of 0.4 million ounces ($34.05 per ounce average realized price).
b.Includes charges totaling $44 million ($0.15 per pound of copper) for operational readiness and start-up costs associated with PTFI’s downstream processing facilities, $24 million ($0.08 per pound of copper) related to the reversal of previously capitalized land lease costs associated with PTFI’s downstream processing facilities and $23 million ($0.08 per pound of copper) for remediation costs related to the October 2024 incident at PTFI’s smelter.
c.Represents tolling costs paid to PT Smelting.
d.Represents the combined total for U.S. copper mines, South America operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
e.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended March 31,
(In millions)	2026	2025

Revenues, excluding adjustments[a]	$221	$186
Site production and delivery, before net noncash and other costs shown below	129	116
Treatment charges and other	9	9
Net cash costs	138	125
DD&A	24	26
Noncash and other costs, net	7	6
Total costs	169	157
Gross profit	$52	$29

Molybdenum sales (millions of recoverable pounds)[a]	9	9

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$25.21	$20.32
Site production and delivery, before net noncash and other costs shown below	14.73	12.70
Treatment charges and other	0.96	1.02
Unit net cash costs	15.69	13.72
DD&A	2.80	2.83
Noncash and other costs, net	0.75	0.62
Total unit costs	19.24	17.17
Gross profit per pound	$5.97	$3.15

Reconciliation to Amounts Reported

		Production
Three Months Ended March 31, 2026	Revenues	and Delivery	DD&A
Totals presented above	$221	$129	$24
Treatment charges and other	(9)	—	—
Noncash and other costs, net	—	7	—
Molybdenum mines	212	136	24
Other mining[b]	7,936	5,785	470
Corporate, other & eliminations[c]	(1,914)	(1,856)	20
As reported in our consolidated financial statements	$6,234	$4,065	$514

Three Months Ended March 31, 2025
Totals presented above	$186	$116	$26
Treatment charges and other	(9)	—	—
Noncash and other costs, net	—	6	—
Molybdenum mines	177	122	26
Other mining[b]	6,963	4,934	429
Corporate, other & eliminations[c]	(1,412)	(1,300)	11
As reported in our consolidated financial statements	$5,728	$3,756	$466

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
c.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments,” which also includes amounts associated with our molybdenum sales company, including sales of molybdenum produced by the Molybdenum mines and by certain of the U.S. copper mines and the Cerro Verde mine.

CAUTIONARY STATEMENT

Our discussion and analysis contain forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections or expectations relating to business outlook, strategy, goals or targets; restoration and remediation efforts, and phased restart and ramp-up of production and downstream processing following the Mud Rush Incident at PTFI’s Grasberg Block Cave underground mine and the anticipated impact on FCX’s business, production, sales, results of operations and operating plans; global market conditions, including trade policies; ore grades and milling rates; production and sales volumes; higher variability between PTFI production and sales; unit net cash costs (credits) and operating costs; capital expenditures; operating plans, including mine sequencing; cash flows; liquidity; the life of resource extension of operating rights in the Grasberg minerals district, including the extension of PTFI’s IUPK beyond 2041; timing of shipments of inventoried production; our sustainability-related commitments and targets; our overarching commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; achievement of our 2030 climate targets and our 2050 net zero aspiration; improvements in operating procedures and technology innovations and applications; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities; tax rates; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal and environmental proceedings; debt repurchases; and the ongoing implementation of our financial policy and future returns to common stockholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “could,” “to be,” “potential,” “assumptions,” “guidance,” “aspirations,” “future,” “commitments,” “pursues,” “initiatives,” “objectives,” “opportunities,” “strategy” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable), and timing and amount of any share repurchases are at the discretion of our Board and management, respectively, and are subject to a number of factors, including not exceeding our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board or management, as applicable. Our share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper and gold; changes in export duties and tariff rates; production rates; timing of shipments and sales; PTFI’s ability to repair mud rush incident-related damage, implement enhanced operating procedures, safely restart with a phased ramp-up and achieve full operating rates of production and downstream processing on the expected timeline and optimize production plans; resolve force majeure declarations and maintain relationships with commercial counterparties; price and availability of consumables and components we purchase as well as constraints on supply and logistics, and transportation services; changes in cash requirements, financial position, financing or investment plans; changes in general market, economic, geopolitical, regulatory or industry conditions, including market volatility regarding trade policies and tariff uncertainty; reductions in liquidity and access to capital; changes in tax laws and regulations; political and social risks, including the potential effects of violence in Indonesia, civil unrest in Peru, and relations with local communities and Indigenous Peoples; operational risks inherent in mining, with higher inherent risks in underground mining; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations, including the ability to smelt and refine or inventory; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; satisfaction of requirements in accordance with PTFI’s IUPK to extend mining rights from 2031 through 2041; delays in Indonesia government approvals or failure to obtain Indonesia government approval, including on the agreed upon terms of the MOU and relating to the amendment to the IUPK to extend PTFI’s operating rights beyond 2041; delays in consummating the terms of the MOU, including entering into any definitive agreements; cybersecurity risks; any major public health crisis; labor relations, including labor-related work stoppages and increased costs; compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks, including availability of secure water supplies; impacts, expenses or results from litigation or investigations; tailings management; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2025 Form 10-K and Part II, Item 1A. herein.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the three-month period ended March 31, 2026. For further discussion on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2025 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q.

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at March 31, 2026.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any legal proceeding reported in Part I, Item 3. “Legal Proceedings” and Note 10 of our 2025 Form 10-K, will have a material adverse effect on our financial condition; although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

There have been no material changes to legal proceedings previously disclosed in Part I, Item 3. “Legal Proceedings” and Note 10 of our 2025 Form 10-K.

Item 1A. Risk Factors.

There have been no material changes to our risk factors previously disclosed in Part I, Item 1A. “Risk Factors” of our 2025 Form 10-K, except for the following update to the risk factor captioned “Our operations are subject to evolving geopolitical, economic, regulatory and social risks,” which supplements the corresponding risk factor in our 2025 Form 10-K and should be read in conjunction with the full text of that risk factor and the other risk factors set forth in our 2025 Form 10-K.

Our operations are subject to evolving geopolitical, economic, regulatory and social risks.

We are required to comply with a wide range of laws and regulations in the countries where we operate or do business. For example, our international operations must comply with the U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-corruption and anti-bribery laws of the other jurisdictions in which we operate. We are investigating whether activities of PT Smelting may have violated aspects of the FCPA or other laws, including laws of non-U.S. jurisdictions. PT Smelting is an Indonesian joint venture between PTFI and Mitsubishi Materials Corporation (MMC), and an affiliate of MMC serves as operator of PT Smelting. As previously reported, we voluntarily notified the SEC and U.S. Department of Justice that we had engaged outside counsel to conduct the investigation of PT Smelting’s activities. On March 17, 2026, the SEC notified us that it does not intend to pursue an enforcement action. Any determination that operations or activities are not in compliance with existing laws, including the FCPA, could result in the imposition of fines, penalties and equitable remedies. We cannot currently predict the outcome of our investigation.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended March 31, 2026.

The following table sets forth information with respect to shares of FCX common stock purchased by us during the quarter ended March 31, 2026, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
January 1-31, 2026	—	$—	—	$2,998,744,414
February 1-28, 2026	—	$—	—	$2,998,744,414
March 1-31, 2026	1,710,064	$54.25	1,710,064	$2,905,970,595
Total	1,710,064	$54.25	1,710,064
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

Item 5. Other Information.

During the quarter ended March 31, 2026, no director or officer of FCX adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1	PTFI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama and PT Indonesia Asahan Aluminium (Persero).		10-Q	001-11307-01	11/9/2018
2.2	Supplemental and Amendment Agreement to the PTFI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.		10-K	001-11307-01	2/15/2019
3.1	Composite Certificate of Incorporation of FCX.		10-Q	001-11307-01	8/7/2024
3.2	Amended and Restated By-Laws of FCX, effective as of June 11, 2024.		8-K	001-11307-01	6/12/2024
10.1*	Form of Performance Share Unit Agreement (effective February 2026).		10-K	001-11307-01	2/13/2026
10.2*	Form of Restricted Stock Unit Agreement (effective February 2026).		10-K	001-11307-01	2/13/2026
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
99.1	Memorandum of Understanding by and between the Government of the Republic of Indonesia, PT Freeport Indonesia and Freeport‑McMoRan Inc. dated February 18, 2026.		8-K/A	001-11307-01	2/27/2026
101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.	X
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

Date:  May 8, 2026
S-1