Form 10-Q
period 2026-06-30
FREEPORT-MCMORAN INC
filed 2026-08-06
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On July 31, 2026, there were issued and outstanding 1,436,017,523 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2026	December 31, 2025
	(In Millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,080	$3,824
Restricted cash and cash equivalents	278	230
Trade accounts receivable	716	977
Value added and other tax receivables	654	686
Inventories:
Product	3,363	3,332
Materials and supplies, net	2,924	2,738
Mill and leach stockpiles	1,577	1,423
Other current assets	573	580
Total current assets	14,165	13,790
Property, plant, equipment and mine development costs, net	41,705	40,736
Long-term mill and leach stockpiles	1,074	1,173
Long-term tax receivables	1,066	810
Other assets	1,717	1,658
Total assets	$59,727	$58,167

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,582	$4,565
Current portion of debt	1,220	466
Accrued income taxes	509	456
Current portion of environmental and asset retirement obligations	327	313
Dividends payable - common stock	218	219
Total current liabilities	6,856	6,019
Long-term debt, less current portion	8,166	8,913
Environmental and asset retirement obligations, less current portion	5,616	5,541
Deferred income taxes	4,658	4,622
Long-term leases, less current portion	973	1,010
Other liabilities	1,236	1,296
Total liabilities	27,505	27,401

Equity:
Stockholders’ equity:
Common stock	163	163
Capital in excess of par value	23,659	23,680
Retained earnings	2,817	1,385
Accumulated other comprehensive loss	(303)	(305)
Common stock held in treasury	(6,227)	(6,024)
Total stockholders’ equity	20,109	18,899
Noncontrolling interests	12,113	11,867
Total equity	32,222	30,766
Total liabilities and equity	$59,727	$58,167

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In Millions, Except Per Share Amounts)
Revenues	$7,029	$7,582	$13,263	$13,310
Cost of sales:
Production and delivery	4,320	4,282	8,385	8,038
Depreciation, depletion and amortization	523	668	1,037	1,134
Total cost of sales	4,843	4,950	9,422	9,172
Selling, general and administrative expenses	135	127	297	281
Exploration and research expenses	53	46	91	85
Environmental obligations and shutdown costs	13	27	30	37
Gain on PTFI mud rush incident insurance settlement	—	—	(699)	—
Gain on sale of assets	(18)	—	(18)	—
Total costs and expenses	5,026	5,150	9,123	9,575
Operating income	2,003	2,432	4,140	3,735
Interest expense, net	(95)	(82)	(209)	(152)
Other income, net	22	41	33	99
Income before income taxes and equity in affiliated companies’ net earnings	1,930	2,391	3,964	3,682
Provision for income taxes	(544)	(850)	(1,197)	(1,350)
Equity in affiliated companies’ net earnings	5	6	11	8
Net income	1,391	1,547	2,778	2,340
Net income attributable to noncontrolling interests	(407)	(775)	(913)	(1,216)
Net income attributable to common stockholders	$984	$772	$1,865	$1,124

Net income per share attributable to common stockholders:
Basic	$0.68	$0.53	$1.29	$0.78
Diluted	$0.68	$0.53	$1.29	$0.77

Weighted-average shares of common stock outstanding:
Basic	1,438	1,437	1,439	1,438
Diluted	1,443	1,443	1,444	1,444

Dividends declared per share of common stock	$0.15	$0.15	$0.30	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(In Millions)
Net income	$1,391	$1,547	$2,778	$2,340

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	1	2	2	3
Other comprehensive income	1	2	2	3

Total comprehensive income	1,392	1,549	2,780	2,343
Total comprehensive income attributable to noncontrolling interests	(407)	(775)	(913)	(1,216)
Total comprehensive income attributable to common stockholders	$985	$774	$1,867	$1,127

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2026	2025
	(In Millions)
Cash flow from operating activities:
Net income	$2,778	$2,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,037	1,134
Gain on PTFI mud rush incident insurance settlement	(699)	—
Proceeds from PTFI mud rush incident insurance settlement	699	—
Gain on sale of assets	(18)	—
Net charges for environmental and asset retirement obligations, including accretion	147	116
Payments for environmental and asset retirement obligations	(96)	(113)
Stock-based compensation	103	74
Net charges for defined pension and postretirement plans	24	29
Pension plan contributions	(40)	(9)
Deferred income taxes	35	34
Charges for PTFI social investment programs	26	50
Payments for PTFI social investment programs	(24)	(41)
Other, net	28	(19)
Changes in working capital and other:
Accounts receivable	268	(320)
Inventories	(171)	(62)
Other current assets	(48)	16
Accounts payable and accrued liabilities	(362)	428
Accrued income taxes and timing of other tax payments	(144)	(404)
Net cash provided by operating activities	3,543	3,253

Cash flow from investing activities:
Capital expenditures:
U.S. copper mines	(496)	(528)
South America operations	(285)	(177)
Indonesia operations	(972)	(1,444)
Molybdenum mines	(49)	(46)
Other	(275)	(238)
Acquisition of additional ownership interest in Cerro Verde	(107)	—
Other, net	7	1
Net cash used in investing activities	(2,177)	(2,432)

Cash flow from financing activities:
Proceeds from debt	2,077	1,630
Repayments of debt	(2,072)	(1,338)
Finance lease payments	(24)	(15)
Cash dividends and distributions paid:
Common stock	(434)	(433)
Noncontrolling interests	(359)	(625)
Treasury stock purchases	(203)	(107)
Proceeds from exercised stock options	22	2
Payments for withholding of employee taxes related to stock-based awards	(44)	(22)
Debt issuance costs	(11)	—
Net cash used in financing activities	(1,048)	(908)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	318	(87)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	4,173	4,911
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$4,491	$4,824
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED JUNE 30

	Stockholders’ Equity
	Common Stock			Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at March 31, 2026	1,630	$163	$23,713	$2,050	$(304)	193	$(6,117)	$19,505	$12,006	$31,511
Exercised and issued stock-based awards	—	—	3	—	—	—	—	3	—	3
Stock-based compensation, including the tender of shares	—	—	17	—	—	—	—	17	1	18
Treasury stock purchases	—	—	—	—	—	1	(110)	(110)	—	(110)
Acquisition of additional ownership interest in Cerro Verde	—	—	(73)	—	—	—	—	(73)	(36)	(109)
Dividends	—	—	—	(217)	—	—	—	(217)	(266)	(483)
Contributions from noncontrolling interests	—	—	(1)	—	—	—	—	(1)	1	—
Net income attributable to common stockholders	—	—	—	984	—	—	—	984	—	984
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	407	407
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at June 30, 2026	1,630	$163	$23,659	$2,817	$(303)	194	$(6,227)	$20,109	$12,113	$32,222

	Stockholders’ Equity
	Common Stock			Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at March 31, 2025	1,626	$163	$23,627	$182	$(313)	189	$(5,971)	$17,688	$11,526	$29,214
Stock-based compensation, including the tender of shares	—	—	15	—	—	—	(1)	14	—	14
Treasury stock purchases	—	—	—	—	—	2	(52)	(52)	—	(52)
Dividends	—	—	—	(216)	—	—	—	(216)	(513)	(729)
Net income attributable to common stockholders	—	—	—	772	—	—	—	772	—	772
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	775	775
Other comprehensive income	—	—	—	—	2	—	—	2	—	2
Balance at June 30, 2025	1,626	$163	$23,642	$738	$(311)	191	$(6,024)	$18,208	$11,788	$29,996

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
SIX MONTHS ENDED JUNE 30

	Stockholders’ Equity
	Common Stock			Retained Earnings	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2025	1,627	$163	$23,680	$1,385	$(305)	191	$(6,024)	$18,899	$11,867	$30,766
Exercised and issued stock-based awards	3	—	22	—	—	—	—	22	—	22
Stock-based compensation, including the tender of shares	—	—	32	—	—	—	—	32	(8)	24
Treasury stock purchases	—	—	—	—	—	3	(203)	(203)	—	(203)
Acquisition of additional ownership interest in Cerro Verde	—	—	(73)	—	—	—	—	(73)	(36)	(109)
Dividends	—	—	—	(433)	—	—	—	(433)	(625)	(1,058)
Contributions from noncontrolling interests	—	—	(2)	—	—	—	—	(2)	2	—
Net income attributable to common stockholders	—	—	—	1,865	—	—	—	1,865	—	1,865
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	913	913
Other comprehensive income	—	—	—	—	2	—	—	2	—	2
Balance at June 30, 2026	1,630	$163	$23,659	$2,817	$(303)	194	$(6,227)	$20,109	$12,113	$32,222

	Stockholders’ Equity
	Common Stock			(Accum-ulated Deficit) Retained Earnings	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2024	1,624	$162	$23,797	$(170)	$(314)	187	$(5,894)	$17,581	$11,197	$28,778
Exercised and issued stock-based awards	2	1	1	—	—	—	—	2	—	2
Stock-based compensation, including the tender of shares	—	—	60	—	—	1	(23)	37	—	37
Treasury stock purchases	—	—	—	—	—	3	(107)	(107)	—	(107)
Dividends	—	—	(216)	(216)	—	—	—	(432)	(625)	(1,057)
Net income attributable to common stockholders	—	—	—	1,124	—	—	—	1,124	—	1,124
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,216	1,216
Other comprehensive income	—	—	—	—	3	—	—	3	—	3
Balance at June 30, 2025	1,626	$163	$23,642	$738	$(311)	191	$(6,024)	$18,208	$11,788	$29,996

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the six-month period ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Dollar amounts in tables are stated in millions, except per share amounts.

Cerro Verde. In May 2026, FCX purchased 2.0 million shares of Cerro Verde common stock for a total cost of $107 million, increasing FCX’s ownership interest in Cerro Verde from 55.08% to 55.66%. As a result of the transaction, the carrying value of Cerro Verde’s noncontrolling interest was reduced by $36 million, and $73 million was recorded to reduce capital in excess of par value, including a $2 million deferred tax impact.

Subsequent Events. FCX evaluated events after June 30, 2026, and through the date the consolidated financial statements were issued and determined any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$1,391	$1,547	$2,778	$2,340
Net income attributable to noncontrolling interests	(407)	(775)	(913)	(1,216)
Undistributed dividends and earnings allocated to participating securities	(8)	(6)	(8)	(6)
Net income attributable to common stockholders	$976	$766	$1,857	$1,118

Basic weighted-average shares of common stock outstanding	1,438	1,437	1,439	1,438
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units	5	6	5	6
Diluted weighted-average shares of common stock outstanding	1,443	1,443	1,444	1,444

Net income per share attributable to common stockholders:
Basic	$0.68	$0.53	$1.29	$0.78
Diluted	$0.68	$0.53	$1.29	$0.77

Shares associated with outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. There were no such shares excluded in any of the periods shown above.

NOTE 3. INCOME TAXES

Geographic sources of FCX’s (provision) benefit for income taxes follow:

	Six Months Ended
	June 30,
	2026	2025
U.S.	$(58)	$2
Foreign	(1,139)	(1,352)
Total	$(1,197)	$(1,350)

FCX’s consolidated effective income tax rate is a function of the various rates in the jurisdictions where it operates and was 30% for the first six months of 2026 and 37% for the first six months of 2025. The U.S. income tax provision for the first six months of 2026 primarily relates to the U.S. Corporate Alternative Minimum Tax provisions, which do not benefit from regular tax U.S. net operating loss carryforwards.

NOTE 4. DEBT AND EQUITY

The components of debt follow:

	June 30, 2026	December 31, 2025
PT Freeport Indonesia (PTFI) revolving credit facility	$250	$250
Senior notes and debentures:
Issued by FCX	5,290	5,287
Issued by PTFI	2,987	2,985
Issued by Freeport Minerals Corporation	351	352
Atlantic Copper	486	482
Other	22	23
Total debt	9,386	9,379
Less current portion of debt	(1,220)	(466)
Long-term debt	$8,166	$8,913

Revolving Credit Facilities.
PTFI. At June 30, 2026, PTFI had $250 million in borrowings outstanding under its $1.75 billion, senior unsecured revolving credit facility that matures in November 2028.

FCX. In May 2026, FCX and PTFI entered into a new $3.0 billion, five-year, senior unsecured revolving credit facility that matures in May 2031 and replaced the revolving credit facility that was scheduled to mature in October 2027. The terms of the new revolving credit facility are substantially similar to the prior facility, including that FCX may obtain loans and issue letters of credit in an aggregate amount of up to $3.0 billion, with a $1.5 billion sublimit on the issuance of letters of credit and a $500 million limit on PTFI’s borrowing capacity.

Interest on loans made under FCX’s revolving credit facility may, at the option of FCX or PTFI, be determined based on the Term Secured Overnight Financing Rate (SOFR) or the Alternate Base Rate (ABR), plus a spread to be determined by reference to a grid based on FCX’s credit rating.

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

At June 30, 2026, there were no borrowings and $5 million in letters of credit issued under FCX’s revolving credit facility.

Cerro Verde. In May 2026, Cerro Verde entered into a new $350 million, five-year, senior unsecured revolving credit facility that matures in May 2031 and replaced its prior revolving credit facility that was scheduled to mature in May

2027. The terms of the new revolving credit facility are substantially similar to the prior facility, including customary representations and affirmative and negative covenants. Interest on loans made under Cerro Verde’s revolving credit facility may, at the option of Cerro Verde, be determined based on SOFR or ABR, plus a spread.
At June 30, 2026, there were no borrowings outstanding under Cerro Verde’s revolving credit facility.

At June 30, 2026, PTFI, FCX and Cerro Verde were each in compliance with the covenants under their respective credit facilities.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $240 million in second-quarter 2026 and $414 million for the first six months of 2026, including $67 million of nonrecurring adjustments for prior period withholding taxes on PTFI’s senior notes. Consolidated interest costs (before capitalization) totaled $181 million in second-quarter 2025 and $355 million for the first six months of 2025.

Capitalized interest totaled $145 million in second-quarter 2026 and $205 million for the first six months of 2026, including $64 million associated with prior period withholding taxes on PTFI’s senior notes. Capitalized interest totaled $99 million in second-quarter 2025 and $203 million for the first six months of 2025.

Share Repurchase Program and Dividends. During the first six months of 2026, FCX acquired 3.4 million shares of its common stock for a total cost of $203 million ($59.30 average cost per share). At July 31, 2026, FCX has acquired a total of 55.4 million shares ($39.80 average cost per share) and has $2.8 billion available under its $5.0 billion share repurchase program.

On June 24, 2026, FCX’s Board of Directors (Board) declared cash dividends totaling $0.15 per share on its common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on August 3, 2026, to common stockholders of record on July 15, 2026.

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

Derivatives Designated as Hedging Instruments - Fair Value Hedges.
Copper Futures and Swap Contracts. Some of FCX’s North America copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the six months ended June 30, 2026 and 2025. At June 30, 2026, FCX held copper futures and swap contracts that qualified for hedge accounting for 145 million pounds at an average contract price of $5.95 per pound, with maturities through August 2028.

Summary of Gains (Losses). A summary of realized and unrealized gains (losses) recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Copper futures and swap contracts:
Unrealized gains (losses):
Derivative financial instruments	$30	$(14)	$(19)	$67
Hedged item – firm sales commitments	(30)	14	19	(67)

Realized gains:
Matured derivative financial instruments	38	10	73	30

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

A summary of FCX’s embedded derivatives at June 30, 2026, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	194	$6.00	$6.07	November 2026
Gold (thousands of ounces)	5	4,588	4,065	October 2026
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	143	6.00	6.07	November 2026

Copper Forward Contracts. Atlantic Copper enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At June 30, 2026, Atlantic Copper held net copper forward sales contracts for 30 million pounds at an average contract price of $6.18 per pound, with maturities through August 2026.

Summary of Gains (Losses). A summary of realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Embedded derivatives in provisional sales contracts:[a]
Copper	$138	$34	$117	$150
Gold and other metals	(26)	22	(25)	60
Copper forward contracts[b]	(46)	(2)	(35)	(40)
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Credit Risk. FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions (commodity, foreign exchange and interest rate swaps) are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. At June 30, 2026, the maximum amount of credit exposure associated with derivative transactions was $86 million.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents. The following table provides a reconciliation of total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows:

	June 30, 2026	December 31, 2025
Balance sheet components:
Cash and cash equivalents	$4,080	$3,824
Restricted cash and cash equivalents, current[a]	278	230
Restricted cash and cash equivalents, long-term - included in other assets	133	119
Total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,491	$4,173
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

	At June 30, 2026
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
U.S. core fixed income fund	$30	$30	$30	$—	$—	$—
Equity securities	29	29	—	29	—	—
Total	59	59	30	29	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	72	72	72	—	—	—
Government mortgage-backed securities	47	47	—	—	47	—
Government bonds and notes	47	47	—	—	47	—
Corporate bonds	37	37	—	—	37	—
Money market funds	20	20	—	20	—	—
Asset-backed securities	11	11	—	—	11	—
Total	234	234	72	20	142	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	29	29	—	—	29	—
Copper futures and swap contracts	53	53	—	40	13	—
Copper forward contracts	4	4	—	2	2	—
Total	86	86	—	42	44	—

Liabilities
Embedded derivatives in provisional sales/purchase contracts in a gross liability position[c]	29	29	—	—	29	—

Debt[d]	9,386	9,376	—	—	9,376	—

	At December 31, 2025
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
Equity securities	$36	$36	$—	$36	$—	$—
U.S. core fixed income fund	29	29	29	—	—	—
Total	65	65	29	36	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	71	71	71	—	—	—
Government mortgage-backed securities	56	56	—	—	56	—
Government bonds and notes	37	37	—	—	37	—
Corporate bonds	34	34	—	—	34	—
Money market funds	22	22	—	22	—	—
Asset-backed securities	11	11	—	—	11	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	232	232	71	22	139	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	217	217	—	—	217	—
Copper futures and swap contracts	72	72	—	50	22	—
Total	289	289	—	50	239	—

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	84	84	—	—	84	—
Copper forward contracts	23	23	—	11	12	—
Total	107	107	—	11	96	—

Debt[d]	9,379	9,493	—	—	9,493	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes amounts included in restricted cash and cash equivalents that approximate fair value and are associated with talc-related litigation at June 30, 2026, and December 31, 2025. Refer to Note 10 of FCX’s 2025 Form 10-K for further discussion.
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

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at June 30, 2026, as compared with those techniques used at December 31, 2025.

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

In June 2026, PTFI submitted its application for extension of its IUPK, and FCX and PTFI are working with the Indonesia government to complete the formal license process. The extension of operating rights and other terms are subject to, among other things, the Indonesia government’s issuance of an amended IUPK and entry into definitive agreements.

Grasberg Block Cave Ramp-Up. Following the September 2025 external mud rush incident, PTFI has progressed a series of activities to address the incident and remains focused on a safe and sustainable ramp-up to full operating capacity.

During the phased ramp-up period of the Grasberg Block Cave underground mine and until PTFI’s operations return to normal capacity, a portion of PTFI’s production and delivery costs will be recognized as idle facility costs, which are non-inventoriable. Idle facility and restoration costs totaled $284 million in production and delivery costs and $79 million in depreciation, depletion and amortization (DD&A) expense in second-quarter 2026, and $690 million in production and delivery costs and $172 million in DD&A expense for the first six months of 2026.

Gain on PTFI Mud Rush Incident Insurance Settlement. In April 2026, PTFI collected pre-tax proceeds of $0.7 billion associated with the settlement of its insurance claim under its property and business interruption policies related to the September 2025 external mud rush incident. The gain associated with this insurance settlement was recognized in first-quarter 2026.

Export Proceeds. In 2023, the Indonesia government issued a regulation that required 30% of PTFI’s gross export proceeds to be temporarily deposited into Indonesia banks for a period of 90 days before withdrawal. In March 2025, the Indonesia government amended the regulation to require 100% of PTFI’s export proceeds to be deposited into Indonesia banks for 12 months, but the amended regulation permits the use of these funds for ongoing business requirements, including dividends to shareholders, payment of taxes and other obligations to the Indonesia government, payment for materials or capital expenditures that are not available domestically and repayment of loans.

Effective June 1, 2026, the Indonesia government issued additional amendments to the export proceeds regulation. PTFI is seeking clarification regarding the applicability of the amendments and continues to deposit export proceeds in Indonesia banks consistent with its historical practice.

Indonesia Tax Matters
In April 2026, PTFI received assessments totaling $220 million from the Indonesia tax authorities related to various 2022 audit exceptions for income and other taxes. On June 30, 2026, PTFI paid these disputed assessments, and has filed objections to the assessments because PTFI believes it has properly determined and paid its taxes. At June 30, 2026, PTFI has a long-term tax receivable for these assessments.

Litigation
There were no significant updates to previously reported legal proceedings included in Note 10 of FCX’s 2025 Form 10-K.

NOTE 8. BUSINESS SEGMENT INFORMATION

Product Revenues. FCX’s revenues attributable to the products it sold for the second quarters and for the first six months of 2026 and 2025 follow:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Copper:
Cathode	$2,647	$2,173	$4,697	$4,198
Rod and other refined copper products	1,533	969	3,037	1,929
Concentrate	976	2,023	2,059	3,409
Purchased copper[a]	164	173	253	471
Molybdenum	728	479	1,341	921
Gold	640	1,833	1,332	2,308
Silver and other	297	173	575	312
Adjustments to revenues:
Royalty expense[b]	(60)	(135)	(113)	(203)
Treatment charges[c]	(8)	(16)	(10)	(43)
PTFI export duties[d]	—	(146)	—	(202)
Revenues from contracts with customers	6,917	7,526	13,171	13,100
Embedded derivatives[e]	112	56	92	210
Total consolidated revenues	$7,029	$7,582	$13,263	$13,310
a.FCX purchases copper cathode primarily for processing by its U.S. Rod & Refining operations.
b.Reflects royalties on sales from PTFI and Cerro Verde that will vary with the volume of metal sold and prices.
c.Revenues from our copper concentrate sales are recorded net of treatment charges, which will vary with the sales volumes and the price of copper. Lower charges in the 2026 periods, compared to the 2025 periods, primarily reflect lower treatment charge rates as a result of favorable market conditions and the lack of copper concentrate sales volumes in Indonesia now that PTFI is a fully integrated producer of refined copper, gold and silver.
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

In South America, FCX operates two copper operations – Cerro Verde in Peru and El Abra in Chile.

In Indonesia, PTFI operates in the Grasberg minerals district. With the completion of its downstream processing facilities during 2025, PTFI is a fully integrated producer of refined copper, gold and silver.

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

•Indonesia Operations. Indonesia operations include PTFI’s Grasberg minerals district that produces copper concentrate that contains significant quantities of gold and silver, and PTFI’s downstream processing facilities. PTFI’s smelter will exclusively receive concentrate from the Grasberg minerals district and the precious metals refinery will receive anode slimes from the smelter and from PT Smelting (PTFI’s 66%-owned smelter and refinery in Gresik, Indonesia, which is accounted for under the equity method).

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

Financial Information by Reportable Segment as of and for the three months ended June 30, 2026

	Reportable Segments
					U.S.		Total
		Cerro	Indonesia		Rod &	Atlantic	Reportable
	Morenci	Verde	Operations		Refining	Copper	Segments

Segment revenues:
Unaffiliated customers	$17	$1,159	$1,482		$2,228	$1,024	$5,910
Intersegment	739	328	1		11	6	1,085
	756	1,487	1,483		2,239	1,030	6,995

Reconciliation of revenues
Other segments’ revenue - unaffiliated customers[a]							1,119
Other segments’ revenue - intersegment[a]							1,763
Elimination of intersegment revenue							(2,848)
Total consolidated revenues, net							$7,029

Segment measure of profit:
Production and delivery	425	664	724	[b]	2,215	1,007
DD&A	55	82	228	[c]	2	7
Selling, general and administrative expenses	1	1	32		—	8
Exploration and research expenses	10	4	—		—	—
Gain on sale of assets	—	—	—		—	(18)
Segment operating income	$265	$736	$499		$22	$26	$1,548

Reconciliation of operating income
Other segments’ operating income[a]							656	[d]
Corporate expenses and elimination of intersegment operating income							(201)	[e]
Consolidated interest expense, net							(95)
Consolidated other income, net							22
Total consolidated income before income taxes and equity in affiliated companies’ net earnings							$1,930

Segment assets	$3,551	$9,013	$27,949		$390	$2,054	$42,957

Reconciliation of segment assets
Total assets for other segments[a]							36,913
Corporate assets and elimination of investments in consolidated subsidiaries							(20,143)
Total consolidated assets							$59,727

Segment capital expenditures	$50	$82	$516		$14	$67	$729

Reconciliation of capital expenditures
Total capital expenditures for other segments[a]							366
Corporate capital expenditures							9
Total consolidated capital expenditures							$1,104

a.Includes amounts attributable to FCX’s other operating segments that do not meet the quantitative thresholds for determining reportable segments under U.S. GAAP, including other U.S. copper mines, the El Abra mine in Chile, the molybdenum mines, certain downstream processing facilities and exploration.
b.Includes charges totaling $284 million for idle facility and restoration costs associated with the September 2025 external mud rush incident. Refer to Note 7 for further discussion.
c.Includes charges totaling $79 million for idle facility costs associated with the September 2025 external mud rush incident. Refer to Note 7 for further discussion.
d.Includes DD&A of $149 million related to other operating segments.
e.Corporate expenses include amounts not allocated to individual operating segments.

Financial Information by Reportable Segment as of and for the three months ended June 30, 2025

	Reportable Segments
					U.S.		Total
		Cerro	Indonesia		Rod &	Atlantic	Reportable
	Morenci	Verde	Operations		Refining	Copper	Segments

Segment revenues:
Unaffiliated customers	$63	$836	$3,419		$1,692	$815	$6,825
Intersegment	559	193	(2)	[a]	9	3	762
	622	1,029	3,417		1,701	818	7,587

Reconciliation of revenues
Other segments’ revenue - unaffiliated customers[b]							757
Other segments’ revenue - intersegment[b]							1,308
Elimination of intersegment revenue							(2,070)
Total consolidated revenues, net							$7,582

Segment measure of profit:
Production and delivery	435	590	1,124		1,693	791
DD&A	46	94	389		1	7
Selling, general and administrative expenses	1	1	35		—	7
Exploration and research expenses	8	4	1		—	—
Segment operating income	$132	$340	$1,868		$7	$13	$2,360

Reconciliation of operating income
Other segments’ operating income[b]							142	[c]
Corporate expenses and elimination of intersegment operating income							(70)	[d]
Consolidated interest expense, net							(82)
Consolidated other income, net							41
Total consolidated income before income taxes and equity in affiliated companies’ net earnings							$2,391

Segment assets	$3,337	$8,385	$27,781		$432	$1,508	$41,443

Reconciliation of segment assets
Total assets for other segments[b]							35,771
Corporate assets and elimination of investments in consolidated subsidiaries							(20,722)
Total consolidated assets							$56,492

Segment capital expenditures	$70	$78	$740		$26	$45	$959

Reconciliation of capital expenditures
Total capital expenditures for other segments[b]							300
Corporate capital expenditures							2
Total consolidated capital expenditures							$1,261
a.Represents a volume adjustment on concentrate shipped to Atlantic Copper in a prior period.
b.Includes amounts attributable to FCX’s other operating segments that do not meet the quantitative thresholds for determining reportable segments under U.S. GAAP, including other U.S. copper mines, the El Abra mine in Chile, the molybdenum mines, certain downstream processing facilities and exploration.
c.Includes DD&A of $131 million related to other operating segments.
d.Corporate expenses include amounts not allocated to individual operating segments.

Financial Information by Reportable Segment for the six months ended June 30, 2026

	Reportable Segments
					U.S.		Total
		Cerro	Indonesia		Rod &	Atlantic	Reportable
	Morenci	Verde	Operations		Refining	Copper	Segments

Segment revenues:
Unaffiliated customers	$29	$2,377	$2,554		$4,280	$1,990	$11,230
Intersegment	1,503	491	1		21	9	2,025
	1,532	2,868	2,555		4,301	1,999	13,255

Reconciliation of revenues
Other segments’ revenue - unaffiliated customers[a]							2,033
Other segments’ revenue - intersegment[a]							3,435
Elimination of intersegment revenue							(5,460)
Total consolidated revenues, net							$13,263

Segment measure of profit:
Production and delivery	862	1,315	1,434	[b]	4,261	1,936
DD&A	124	168	422	[c]	3	14
Selling, general and administrative expenses	1	3	57		—	19
Exploration and research expenses	18	8	—		—	—
Gain on PTFI mud rush incident insurance settlement	—	—	(699)		—	—
Gain on sale of assets	—	—	—		—	(18)
Segment operating income	$527	$1,374	$1,341		$37	$48	$3,327

Reconciliation of operating income
Other segments’ operating income[a]							1,133	[d]
Corporate expenses and elimination of intersegment operating income							(320)	[e]
Consolidated interest expense, net							(209)
Consolidated other income, net							33
Total consolidated income before income taxes and equity in affiliated companies’ net earnings							$3,964

Segment capital expenditures	$94	$156	$972		$28	$123	$1,373

Reconciliation of capital expenditures
Total capital expenditures for other segments[a]							690
Corporate capital expenditures							14
Total consolidated capital expenditures							$2,077
a.Includes amounts attributable to FCX’s other operating segments that do not meet the quantitative thresholds for determining reportable segments under U.S. GAAP, including other U.S. copper mines, the El Abra mine in Chile, the molybdenum mines, certain downstream processing facilities and exploration.
b.Includes charges totaling $690 million for idle facility and restoration costs associated with the September 2025 external mud rush incident. Refer to Note 7 for further discussion.
c.Includes charges totaling $172 million for idle facility costs associated with the September 2025 external mud rush incident. Refer to Note 7 for further discussion.
d.Includes DD&A of $306 million related to other operating segments.
e.Corporate expenses include amounts not allocated to individual operating segments.

Financial Information by Reportable Segment for the six months ended June 30, 2025

	Reportable Segments
				U.S.		Total
		Cerro	Indonesia	Rod &	Atlantic	Reportable
	Morenci	Verde	Operations	Refining	Copper	Segments

Segment revenues:
Unaffiliated customers	$146	$1,753	$4,983	$3,316	$1,567	$11,765
Intersegment	1,053	367	4	17	6	1,447
	1,199	2,120	4,987	3,333	1,573	13,212

Reconciliation of revenues
Other segments’ revenue - unaffiliated customers[a]						1,545
Other segments’ revenue - intersegment[a]						2,537
Elimination of intersegment revenue						(3,984)
Total consolidated revenues, net						$13,310

Segment measure of profit:
Production and delivery	854	1,177	1,702	3,315	1,525
DD&A	96	185	575	2	14
Selling, general and administrative expenses	1	3	62	—	16
Exploration and research expenses	14	6	3	—	—
Environmental obligations and shutdown costs	(7)	—	—	—	—
Segment operating income	$241	$749	$2,645	$16	$18	$3,669

Reconciliation of operating income
Other segments’ operating income[a]						219	[b]
Corporate expenses and elimination of intersegment operating income						(153)	[c]
Consolidated interest expense, net						(152)
Consolidated other income, net						99
Total consolidated income before income taxes and equity in affiliated companies’ net earnings						$3,682

Segment capital expenditures	$129	$152	$1,444	$43	$88	$1,856

Reconciliation of capital expenditures
Total capital expenditures for other segments[a]						574
Corporate capital expenditures						3
Total consolidated capital expenditures						$2,433
a.Includes amounts attributable to FCX’s other operating segments that do not meet the quantitative thresholds for determining reportable segments under U.S. GAAP, including other U.S. copper mines, the El Abra mine in Chile, the molybdenum mines, certain downstream processing facilities and exploration.
b.Includes DD&A of $262 million related to other operating segments.
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

We achieved strong results in second-quarter 2026, supported by solid execution of our operating plans and favorable realized prices for copper, gold and molybdenum. The strength and diversity of our portfolio of assets contributed to these results, as operating income from our U.S. copper mines more than doubled in the first six months of 2026, compared to the first six months of 2025, primarily reflecting higher average realized copper and molybdenum prices. This increase helped offset lower operating income from Indonesia during the continued phased ramp-up of the Grasberg Block Cave underground mine.

PT Freeport Indonesia (PTFI) has made steady progress with the phased ramp-up of the Grasberg Block Cave underground mine following the September 2025 external mud rush incident and we remain focused on a safe and sustainable ramp-up to full operating capacity. Refer to “Operations – Indonesia” for further discussion of the Grasberg Block Cave ramp-up.

At our U.S. and South America operations, we are advancing testing of innovative technologies to target significant increases in incremental production from leaching initiatives. We are targeting reaching an annual run rate of 300 million pounds of copper from these initiatives by the end of 2026 and believe there is potential for further significant increases in recoverable metal in future years. We are finalizing cost estimates for an opportunity to more than double the concentrator capacity of the Bagdad operation in northwest Arizona and have advanced technical and economic studies in preparation for a potential investment decision during the second half of 2026. Additionally, we are advancing our evaluation of a potential major expansion at our El Abra mine in Chile. Refer to “Operations – United States” and “Operations – South America” for further discussion.

In May 2026, we purchased 2.0 million shares of Cerro Verde common stock in the open market for $107 million, increasing our ownership interest in Cerro Verde from 55.08% to 55.66%.

Net income attributable to common stockholders totaled $984 million in second-quarter 2026, $772 million in second-quarter 2025, $1.9 billion for the first six months of 2026 and $1.1 billion for the first six months of 2025. Higher net income attributable to common stock in the 2026 periods, compared to the 2025 periods, primarily reflects the impact of lower income taxes and noncontrolling interests in the 2026 periods associated with a higher contribution of operating income from our U.S. copper mines. The first six months of 2026 also include the recognition of a gain for the insurance settlement related to the September 2025 external mud rush incident. Refer to “Consolidated Results” and “Business Divisions and Segments” for further discussion.

At June 30, 2026, we had consolidated debt of $9.4 billion and consolidated cash and cash equivalents of $4.1 billion. Net debt totaled $2.1 billion, excluding $3.2 billion of debt for PTFI’s downstream processing facilities. Refer to “Net Debt” for a reconciliation of consolidated debt and consolidated cash and cash equivalents to net debt.

At June 30, 2026, we had $3.0 billion of availability under our revolving credit facility, and PTFI and Cerro Verde had $1.5 billion and $350 million, respectively, of availability under their revolving credit facilities.

During the first six months of 2026, we acquired 3.4 million shares of our common stock for a total cost of $203 million ($59.30 average cost per share). As of July 31, 2026, we have acquired a total of 55.4 million shares ($39.80 average cost per share) and have $2.8 billion available under our $5.0 billion share repurchase program.

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

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2026:

Copper (millions of recoverable pounds):
U.S. copper mines	1,360
South America operations	1,022
Indonesia operations	675
Total	3,057

Gold (thousands of recoverable ounces)	654

Molybdenum (millions of recoverable pounds)	93	[a]

a.Includes 60 million pounds produced by our U.S. copper mines and Cerro Verde mine, and 33 million pounds produced by our primary molybdenum mines.

Projected consolidated sales volumes for third-quarter 2026 are expected to approximate 750 million pounds of copper, 160 thousand ounces of gold and 22 million pounds of molybdenum. We expect an increase in second-half 2026 copper sales volumes, compared to first-half 2026, primarily as a result of the continued phased ramp-up of the Grasberg Block Cave underground mine and at our U.S. copper mines associated with incremental production from leaching initiatives.

Consolidated copper and gold production volumes for the year 2026 are expected to exceed sales volumes, reflecting deferrals of approximately 100 million pounds of copper and 50 thousand ounces of gold associated with inventory held at PTFI’s smelting operations.

Projected sales volumes are dependent on operational performance; the phased ramp-up of the Grasberg Block Cave underground mine at PTFI; weather-related conditions; timing of shipments and other factors detailed in the “Cautionary Statement” below.

Consolidated Unit Net Cash Costs
Based on achievement of current sales volume and cost estimates and assuming average prices of $4,000 per ounce of gold and $30.00 per pound of molybdenum for the second half of 2026, consolidated unit net cash costs (net of by-product credits and excluding idle facility and restoration costs) for our copper mines are expected to average $1.90 per pound of copper for the year 2026 (including $2.00 per pound of copper in third-quarter 2026). The impact of price changes on consolidated unit net cash costs for the second half of 2026 would approximate $0.02 per pound of copper for each $100 per ounce change in the average price of gold and $0.03 per pound of copper for each $2 per pound change in the average price of molybdenum.

During the phased ramp-up period of the Grasberg Block Cave underground mine and until PTFI’s operations return to normal capacity, a portion of PTFI's production and delivery costs will be recognized as idle facility costs, which are non-inventoriable. Idle facility and restoration costs are expected to approximate $1.2 billion for the year 2026 (including $0.3 billion in third-quarter 2026). Refer to “Operations – Indonesia” for further discussion.

Projected unit net cash costs for the year 2026 are dependent on operational performance; the phased ramp-up of the Grasberg Block Cave underground mine at PTFI; impacts related to the conflict in the Middle East, including changes in energy costs and other consumables; weather-related conditions; timing of shipments and other factors detailed in the “Cautionary Statement” below.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors, such as the phased ramp-up of the Grasberg Block Cave underground mine at PTFI and impacts related to the conflict in the Middle East, including changes in energy costs and other consumables.

Consolidated operating cash flows are expected to approximate $8.3 billion for the year 2026, net of $0.3 billion of working capital and other uses, based on current sales volume and cost estimates, and assuming average prices of $6.00 per pound of copper, $4,000 per ounce of gold and $30.00 per pound of molybdenum for the second half of 2026. Estimated consolidated operating cash flows for the year 2026 include a projected income tax provision of $2.6 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2026). The impact of price changes on consolidated operating cash flows for the second half of 2026 would approximate $150 million for each $0.10 per pound change in the average price of copper, $40 million for each $100 per ounce change in the average price of gold and $45 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Following is a summary of expected capital expenditures for the year 2026 (in billions):

Major projects	$3.0	[a]
Sustaining capital and other	1.3
Total	$4.3
a.Includes $1.4 billion for planned projects, primarily associated with underground mine development and supporting mill and power capital costs in the Grasberg minerals district and a leaching project at El Abra, and $1.6 billion for discretionary growth projects, primarily in the Grasberg minerals district for the continued development of Kucing Liar and at Bagdad for tailings infrastructure.
Expected capital expenditures for the year 2026 do not include project capital costs associated with the expansion project at Bagdad, which we are preparing for a potential investment decision during the second half of 2026. Refer to “Operations – United States” for further discussion.

MARKETS

Prices for copper, gold and molybdenum are affected by numerous factors beyond our control and can fluctuate significantly (for further discussion refer to “Risk Factors” contained in Part I, Item 1A. of our 2025 Form 10-K and Part II, Item 1A. herein).

Copper Prices

Through June 30, 2026

1,500
1,250
1,000
750
500
250
-
000s of metric tons
$7.00
$6.50
$6.00
$5.50
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026
Exchange Stocks
LME Copper Prices
COMEX Copper Prices

This graph presents London Metal Exchange (LME) and Commodity Exchange Inc. (COMEX) copper settlement prices and the combined reported stocks of copper at the LME, COMEX and the Shanghai Futures Exchange from January 2016 through June 2026. LME and COMEX copper prices are market-driven and subject to change based on current and future tariff rates, additional changes in trade policies, domestic inventory levels, supply and demand, and other factors.

Copper sales from our South America and Indonesia operations are generally based on quoted LME monthly average copper settlement prices. During second-quarter 2026, LME copper settlement prices averaged $6.05 per pound (ranging from a low of $5.51 per pound to a high of $6.39 per pound) and closed at $6.05 per pound on June 30, 2026. The LME copper settlement price was $6.28 per pound on July 31, 2026, and on August 6, 2026, the LME copper settlement price closed at an all-time high of $6.56 per pound.

Copper sales from our U.S. copper mines are generally based on prevailing COMEX monthly average copper settlement prices. During second-quarter 2026, COMEX copper settlement prices averaged $6.16 per pound (ranging from a low of $5.54 per pound to a high of $6.65 per pound) and closed at $6.19 per pound on June 30, 2026. The COMEX copper settlement price was $6.44 per pound on July 31, 2026, and on August 5, 2026, the COMEX copper settlement price closed at an all-time high of $6.70 per pound.

The conflict in the Middle East continues to contribute to copper price volatility. While direct impacts on copper demand have been limited, secondary effects, including higher energy prices and freight costs, are weighing on global manufacturing activity and delaying demand recovery, particularly in energy-importing regions.

We believe long-term fundamentals for copper are favorable with growing demand supported by copper’s critical role in electrification initiatives, continued urbanization in developing countries, data center and AI growth and growing connectivity globally.

London Gold Prices
Through June 30, 2026
$5,500
$5,000
$4,500
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
Dollars per ounce
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026

This graph presents London Bullion Market Association (London) PM gold prices from January 2016 through June 2026. During second-quarter 2026, gold prices retreated from all-time highs reached at the beginning of 2026, as macroeconomic conditions tightened, driven by a stronger U.S. dollar, higher U.S. treasury yields and rising energy costs stemming from the conflict in the Middle East.

During second-quarter 2026, London PM gold prices averaged $4,506 per ounce (ranging from a low of $4,002 per ounce to a high of $4,871 per ounce) and closed at $4,026 per ounce on June 30, 2026. The London PM gold price closed at $4,027 per ounce on July 31, 2026.

This graph presents the Platts Metals Daily Molybdenum Dealer Oxide weekly average prices from January 2016 through June 2026. Overall global demand for molybdenum is driven by energy, power generation, aerospace and construction sectors. We believe fundamentals for molybdenum are positive with favorable demand drivers and limited supply.

Platts Metals Daily Molybdenum Dealer Oxide Prices

Through June 30, 2026

$40
$35
$30
$25
$20
$15
$10
$5
$-
Dollars per pound
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026

During second-quarter 2026, the weekly average prices for molybdenum averaged $29.40 per pound (ranging from a low of $26.67 per pound to a high of $31.29 per pound) and closed at $31.29 per pound on June 30, 2026. The Platts Metals Daily Molybdenum Dealer Oxide weekly average price closed at $32.61 per pound on July 31, 2026.

CONSOLIDATED RESULTS

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$7,029		$7,582		$13,263		$13,310
Operating income[a,c]	$2,003		$2,432		$4,140		$3,735
Net income attributable to common stock[b,c]	$984	[d]	$772	[e]	$1,865	[d]	$1,124	[e]
Diluted net income per share of common stock[b,c]	$0.68	[d]	$0.53	[e]	$1.29	[d]	$0.77	[e]
Diluted weighted-average shares of common stock outstanding	1,443		1,443		1,444		1,444
Operating cash flows[f]	$2,048		$2,195		$3,543		$3,253
Capital expenditures	$1,104		$1,261		$2,077		$2,433
At June 30:
Cash and cash equivalents	$4,080		$4,490		$4,080		$4,490
Total debt, including current portion	$9,386		$9,251		$9,386		$9,251

a.Refer to “Business Divisions and Segments” for a summary of revenues and operating income by operating division.
b.Includes favorable (unfavorable) adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $98 million ($35 million to net income attributable to common stock or $0.02 per share) in second-quarter 2026, $(35) million ($(10) million to net income attributable to common stock or $(0.01) per share) in second-quarter 2025, $58 million ($24 million to net income attributable to common stock or $0.02 per share) for the first six months of 2026 and $63 million ($21 million to net income attributable to common stock or $0.01 per share) for the first six months of 2025. Refer to Note 5 for further discussion.
c.We defer recognizing profits on intercompany sales until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net (reductions) additions to operating income totaling $(18) million ($(6) million to net income attributable to common stock or less than $0.01 per share) in second-quarter 2026, $34 million ($9 million to net income attributable to common stock or $0.01 per share) in second-quarter 2025, $52 million ($17 million to net income attributable to common stock or $0.01 per share) for the first six months of 2026 and $148 million ($44 million to net income attributable to common stock or $0.03 per share) for the first six months of 2025.
d.Net income attributable to common stock (i.e., net of any taxes and noncontrolling interests) includes net charges totaling $96 million ($0.06 per share) in second-quarter 2026 and $45 million ($0.03 per share) for the first six months of 2026, primarily reflecting idle facility and restoration costs associated with PTFI’s September 2025 external mud rush incident. Net charges for the first six months of 2026 were partially offset by a gain on the insurance settlement associated with the September 2025 external mud rush incident.
e.Net income attributable to common stock (i.e., net of any taxes and noncontrolling interests) includes net charges totaling $18 million ($0.01 per share) in second-quarter 2025, primarily associated with adjustments to environmental obligations and related litigation reserves and oil and gas impairments, and $24 million ($0.02 per share) for the first six months of 2025, primarily associated with remediation costs related to the October 2024 fire incident at PTFI’s smelter, charges for the reversal of previously capitalized land lease costs associated with PTFI’s downstream processing facilities and oil and gas impairments.
f.Cash used for working capital, including tax payments, totaled $596 million in second-quarter 2026, $45 million in second-quarter 2025, $457 million for the first six months of 2026 and $342 million for the first six months of 2025.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026		2025	2026		2025
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	786		963	1,448		1,831
Sales, excluding purchases	710		1,016	1,367		1,888
Average realized price per pound	$6.17		$4.54	$6.04		$4.48
Site production and delivery costs per pound[a]	$3.28	[b]	$2.71	$3.28	[b]	$2.65
Unit net cash costs per pound[a]	$1.97	[b]	$1.13	$1.94	[b]	$1.56
Gold (thousands of recoverable ounces)
Production	192		317	289		604
Sales, excluding purchases	123		522	244		650
Average realized price per ounce	$4,520		$3,291	$4,704		$3,260
Molybdenum (millions of recoverable pounds)
Production	23		22	45		45
Sales, excluding purchases	25		22	49		42
Average realized price per pound	$28.75		$21.10	$27.03		$21.37
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
b.Excludes $0.40 per pound in second-quarter 2026 and $0.50 per pound for the first six months of 2026 of idle facility and restoration costs associated with PTFI’s September 2025 external mud rush incident. Refer to “Operations – Indonesia” for further discussion.

Revenues
Consolidated revenues totaled $7.0 billion in second-quarter 2026, $7.6 billion in second-quarter 2025 and $13.3 billion for both the first six months of 2026 and 2025. Our revenues primarily include the sale of copper cathode, copper rod and copper concentrate, as well as gold and molybdenum products in various forms. Refer to Note 8 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended June 30	Six Months Ended June 30

Consolidated revenues – 2025 period	$7,582	$13,310
(Lower) higher sales volumes:
Copper	(1,389)	(2,337)
Gold	(1,313)	(1,323)
Molybdenum	69	154
Higher average realized prices:
Copper	1,157	2,132
Gold	151	352
Molybdenum	193	278
Adjustments for prior period provisionally priced copper sales	133	(5)
Higher Atlantic Copper revenues	212	426
Lower revenues from purchased copper	(9)	(218)
Lower treatment charges	8	33
Lower export duties	146	202
Lower royalties	75	90
Silver and other, including intercompany eliminations	14	169
Consolidated revenues – 2026 period	$7,029	$13,263

Sales Volumes. Consolidated copper and gold sales volumes decreased in the 2026 periods, compared to the 2025 periods, primarily reflecting lower operating rates at PTFI during the phased ramp-up of the Grasberg Block Cave underground mine. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Our average realized prices in second-quarter 2026, compared with second-quarter 2025, were 36% higher for copper, 37% higher for gold and 36% higher for molybdenum. Average realized prices for the first six months of 2026, compared with the first six months of 2025, were 35% higher for copper, 44% higher for gold and 26% higher for molybdenum.

Average realized copper prices include net favorable adjustments to current period provisionally priced copper sales totaling $40 million in second-quarter 2026, $69 million in second-quarter 2025, $59 million for the first six months of 2026 and $87 million for the first six months of 2025. As discussed in Note 5, certain sales contracts for copper and gold provide final pricing in a specified future month (generally one to four months from the shipment date). We record revenues and invoice customers at the time of shipment based on then-current LME prices for copper or London PM prices for gold, which results in an embedded derivative on provisionally priced sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper and gold prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper and gold prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net favorable (unfavorable) adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at March 31, 2026 and 2025, and December 31,
2025 and 2024) recorded in consolidated revenues totaled $98 million in second-quarter 2026, $(35) million in second-quarter 2025, $58 million for the first six months of 2026 and $63 million for the first six months of 2025. Refer to Notes 5 and 8 for a summary of total adjustments to prior period and current period provisionally priced copper sales.

At June 30, 2026, we had provisionally priced copper sales totaling 202 million pounds (99 million pounds net of intercompany sales and noncontrolling interests) recorded at an average price of $6.07 per pound, subject to final LME copper settlement prices over the next several months. We estimate that each $0.05 change in the price realized from the June 30, 2026, recorded provisional price would have an approximate $9 million effect on 2026 revenues ($3 million to 2026 net income attributable to common stock). The LME copper settlement price closed at $6.28 per pound on July 31, 2026.

Atlantic Copper Revenues. Revenues at Atlantic Copper, our wholly owned smelter and refinery in Huelva, Spain, totaled $1.0 billion in second-quarter 2026, $0.8 billion in second-quarter 2025, $2.0 billion for the first six months of 2026 and $1.6 billion for the first six months of 2025. Higher revenues in the 2026 periods, compared to the 2025 periods, primarily reflect higher metals prices, partly offset by lower copper and gold sales volumes.

Sales of Purchased Copper. We purchase copper cathode primarily for processing by our U.S. Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 37 million pounds in second-quarter 2026, 35 million pounds in second-quarter 2025, 47 million pounds for the first six months of 2026 and 101 million pounds for the first six months of 2025. Revenues associated with the sale of purchased copper vary with the volume of copper purchases and changes in copper prices.

Treatment Charges. Revenues from our copper concentrate sales are recorded net of treatment charges, which will vary with market conditions, sales volumes and the price of copper. Treatment charges totaled $8 million in second-quarter 2026, $16 million in second-quarter 2025, $10 million for the first six months of 2026 and $43 million for the first six months of 2025. The 2026 periods primarily reflect lower treatment charge rates as a result of favorable market conditions and the lack of copper concentrate sales volumes in Indonesia as PTFI is now a fully integrated producer of refined copper, gold and silver.

Export Duties. Prior to the expiration of its export license in September 2025, PTFI was assessed export duties on copper concentrate sales at a rate of 7.5%. PTFI incurred export duties totaling $146 million in second-quarter 2025 and $202 million for the first six months of 2025. Refer to Note 11 of our 2025 Form 10-K for further discussion.

Royalties. PTFI pays royalties on all copper and gold sales, the amount of which varies with sales volumes and metal prices. Royalties totaled $60 million in second-quarter 2026, $135 million in second-quarter 2025, $113 million for the first six months of 2026 and $203 million for the first six months of 2025.

Production and Delivery Costs
Consolidated production and delivery costs totaled $4.3 billion in both second-quarter 2026 and 2025, $8.4 billion for the first six months of 2026 and $8.0 billion for the first six months of 2025. The 2026 periods, compared with the 2025 periods, primarily reflect higher costs of copper purchases at Atlantic Copper and higher costs for supplies, diesel fuel and other consumables at our mining operations, partly offset by the impact of reduced operating rates at PTFI following the September 2025 external mud rush incident. The first six months of 2025 also included charges totaling $73 million associated with a planned maintenance turnaround at the Miami smelter.

Mining Unit Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and other commodity-based inputs, such as sulfuric acid, steel, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines averaged $3.28 per pound of copper in second-quarter 2026 and for the first six months of 2026, compared to $2.71 per pound of copper in second-quarter 2025 and $2.65 per pound of copper for the first six months of 2025.

During the phased ramp-up period of the Grasberg Block Cave underground mine and until PTFI’s operations return to normal capacity, a portion of PTFI's production and delivery costs will be recognized as idle facility costs, which are non-inventoriable. Idle facility and restoration costs totaled $284 million ($0.40 per pound of copper) in second-quarter 2026 and $690 million ($0.50 per pound of copper) for the first six months of 2026, which were excluded from consolidated net cash costs.

Refer to “Operations” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated statements of income.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $523 million in second-quarter 2026, $668 million in second-quarter 2025, $1.0 billion for the first six months of 2026 and $1.1 billion for the first six months of 2025. The decrease in DD&A in the 2026 periods, compared to the 2025 periods, primarily reflects lower UOP depreciation as a result of lower operating rates at PTFI, partly offset by higher depreciation associated with placing assets into service at our U.S. copper mines and at PTFI in 2025.

Based on current sales volume estimates, consolidated DD&A is estimated to approximate $2.3 billion for the year 2026, including $0.3 billion recognized as idle facility costs associated with the September 2025 external mud rush incident. Refer to Note 7 for further discussion of idle facility costs.

Environmental Obligations and Shutdown Costs
Environmental obligations reflect net revisions to our long-term environmental obligations, which vary from period to period because of changes to environmental laws and regulations, the settlement of environmental matters and/or circumstances affecting our operations that could result in significant changes in our estimates. Shutdown costs include care-and-maintenance costs and any litigation, remediation or related expenditures associated with closed facilities or operations.

Net charges for environmental obligations and shutdown costs totaled $13 million in second-quarter 2026, $27 million in second-quarter 2025, $30 million for the first six months of 2026 and $37 million for the first six months of 2025.

Gain on PTFI Mud Rush Incident Insurance Settlement
In first-quarter 2026, PTFI recognized a gain of $0.7 billion ($0.2 billion after taxes and noncontrolling interests) for an insurance settlement associated with the September 2025 external mud rush incident under its property and business interruption policies. PTFI collected the proceeds from this settlement in April 2026.

Interest Expense, Net
Consolidated interest expense, net totaled $95 million in second-quarter 2026, $82 million in second-quarter 2025, $209 million for the first six months of 2026 and $152 million for the first six months of 2025. Higher interest expense, net for the 2026 periods, primarily reflects the placement of assets in service at our U.S. copper mines and at PTFI in 2025, which reduced the amount of interest eligible for capitalization in 2026.

Refer to Note 4 for further discussion of consolidated interest costs (before capitalization) and capitalized interest.

Other Income, Net
Other income, net, primarily includes amounts associated with interest income, currency exchange gains and losses, and mark-to-market impacts associated with investments and trust assets used to satisfy financial assurance obligations for our New Mexico mining operations.

Other income, net, which totaled $22 million in second-quarter 2026, $41 million in second-quarter 2025, $33 million for the first six months of 2026 and $99 million for the first six months of 2025, was lower in the 2026 periods reflecting mark-to-market impacts associated with equity investments. Lower other income, net, in the first six months of 2026, also reflects net currency exchange losses, compared to net currency exchange gains for the first six months of 2025.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Six Months Ended June 30,
	2026				2025
	Income[a]	Effective Tax Rate	Income Tax (Provision) Benefit		Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.[b]	$1,049	6%	$(58)	[c]	$(2)	—%	$2
South America	1,571	40%	(624)		890	39%	(344)
Indonesia	1,335	35%	(466)		2,672	36%	(965)
Eliminations and other	9	N/A	3		122	N/A	(72)
Rate adjustment[d]	—	N/A	(52)		—	N/A	29
Consolidated FCX	$3,964	30%	$(1,197)		$3,682	37%	$(1,350)

a.Represents income (loss) before income taxes, equity in affiliated companies' net earnings and noncontrolling interests.
b.In addition to our U.S. copper and molybdenum mines, the U.S. jurisdiction reflects non-operating sites and corporate-level expenses, which include interest expense associated with our senior notes and general and administrative expenses. Refer to “Business Divisions and Segments” for additional information.

c.The U.S. income tax provision primarily relates to the U.S. Corporate Alternative Minimum Tax (CAMT) provisions, which do not benefit from regular tax U.S. net operating loss carryforwards.
d.In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our consolidated tax rate.
Assuming achievement of current sales volume and cost estimates and prices of $6.00 per pound for copper, $4,000 per ounce for gold and $30.00 per pound for molybdenum for the second half of 2026, we estimate our consolidated effective tax rate for the year 2026 would approximate 30%, including estimated effective tax rates of 40% for Peru, 36% for Indonesia and 7% for the U.S. (associated with CAMT provisions). Changes in projected sales volumes, commodity prices, and the relative proportion of jurisdictional income during the second half of 2026 could impact our consolidated effective tax rate for the year 2026.

Noncontrolling Interests
Net income attributable to noncontrolling interests, which is primarily associated with PTFI, Cerro Verde and El Abra, totaled $407 million in second-quarter 2026, $775 million in second-quarter 2025, $0.9 billion for the first six months of 2026 and $1.2 billion for the first six months of 2025. Refer to "Business Divisions and Segments” below for net income attributable to noncontrolling interests for each of our business segments.

In May 2026, we increased our ownership interest in Cerro Verde from 55.08% to 55.66%.

Based on achievement of current sales volume and cost estimates and assuming average prices of $6.00 per pound of copper, $4,000 per ounce of gold and $30.00 per pound of molybdenum for the second half of 2026, we estimate that net income attributable to noncontrolling interests will approximate $2.0 billion for the year 2026, which would represent approximately 24% of our consolidated income before income taxes. The actual amount will depend on many factors, including relative performance of each business segment, commodity prices, costs and other factors.

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
Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. For the first six months of 2026, Atlantic Copper purchased 82% of its concentrate from third parties and 18% from our South America operations.
Corporate, Other & Eliminations consist of our other mining operations, exploration activities, corporate and elimination items. Other mining operations include the Miami smelter, molybdenum conversion facilities in the U.S. and in Europe, five non-operating mines in the U.S. and other mining support entities.
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
Refer to Note 8 for a summary of our reportable segments as determined under generally accepted accounting principles (GAAP) in the U.S.

Financial Information by Business Division and Segment

											Atlantic	Corporate,
	U.S. Copper Mines			South America Operations						U.S.	Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Operations		Mines	Refining	& Refining	nations		Total
Three Months Ended June 30, 2026
Revenues:
Unaffiliated customers	$17	$11	$28	$1,159	$323	$1,482	$1,482		$—	$2,228	$1,024	$785	[a]	$7,029
Intersegment	739	1,514	2,253	328	—	328	1		204	11	6	(2,803)		—
Production and delivery	425	867	1,292	664	192	856	724	[b]	151	2,215	1,007	(1,925)		4,320
DD&A	55	80	135	82	25	107	228	[c]	22	2	7	22		523
Selling, general and administrative expenses	1	—	1	1	—	1	32		—	—	8	93		135
Exploration and research expenses	10	9	19	4	2	6	—		—	—	—	28		53
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	13		13
Gain on sale of assets	—	—	—	—	—	—	—		—	—	(18)	—		(18)
Operating income (loss)	265	569	834	736	104	840	499		31	22	26	(249)		2,003
Interest expense, net	(1)	—	(1)	(6)	—	(6)	(6)		—	—	(10)	(72)		(95)
Other income (expense), net	—	1	1	15	1	16	(10)		—	(1)	6	10		22
Provision for income taxes	—	—	—	(298)	(45)	(343)	(164)		—	—	(4)	(33)		(544)
Equity in affiliated companies’ net earnings	—	—	—	—	—	—	5		—	—	—	—		5
Net (income) loss attributable to noncontrolling interests	—	—	—	(214)	(29)	(243)	(175)		—	—	—	11		(407)
Net income attributable to common stockholders														984

Total assets at June 30, 2026	3,551	7,736	11,287	9,013	2,441	11,454	27,949		1,998	390	2,054	4,595		59,727
Capital expenditures	50	202	252	82	89	171	516		20	14	67	64		1,104

Three Months Ended June 30, 2025
Revenues:
Unaffiliated customers	$63	$64	$127	$836	$183	$1,019	$3,419		$—	$1,692	$815	$510	[a]	$7,582
Intersegment	559	1,028	1,587	193	49	242	(2)	[d]	180	9	3	(2,019)		—
Production and delivery	435	779	1,214	590	178	768	1,124		128	1,693	791	(1,436)		4,282
DD&A	46	72	118	94	19	113	389		26	1	7	14		668
Selling, general and administrative expenses	1	—	1	1	1	2	35		—	—	7	82		127
Exploration and research expenses	8	5	13	4	—	4	1		1	—	—	27		46
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	27		27
Operating income (loss)	132	236	368	340	34	374	1,868		25	7	13	(223)		2,432
Interest expense, net	—	(1)	(1)	(4)	—	(4)	(16)		—	—	(7)	(54)		(82)
Other (expense) income, net	(1)	1	—	20	2	22	15		(1)	(1)	(14)	20		41
Provision for income taxes	—	—	—	(139)	(12)	(151)	(677)		—	—	(2)	(20)		(850)
Equity in affiliated companies’ net earnings	—	—	—	—	—	—	6		—	—	—	—		6
Net income attributable to noncontrolling interests	—	—	—	(105)	(4)	(109)	(648)		—	—	—	(18)		(775)
Net income attributable to common stockholders														772

Total assets at June 30, 2025	3,337	7,253	10,590	8,385	2,091	10,476	27,781		2,027	432	1,508	3,678		56,492
Capital expenditures	70	203	273	78	14	92	740		27	26	45	58		1,261

Financial Information by Business Division and Segment (continued)

											Atlantic	Corporate,
	U.S. Copper Mines			South America Operations						U.S.	Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Operations		Mines	Refining	& Refining	nations		Total
Six Months Ended June 30, 2026
Revenues:
Unaffiliated customers	$29	$19	$48	$2,377	$576	$2,953	$2,554		$—	$4,280	$1,990	$1,438	[a]	$13,263
Intersegment	1,503	2,929	4,432	491	—	491	1		416	21	9	(5,370)		—
Production and delivery	862	1,721	2,583	1,315	350	1,665	1,434	[b]	287	4,261	1,936	(3,781)		8,385
DD&A	124	176	300	168	42	210	422	[c]	46	3	14	42		1,037
Selling, general and administrative expenses	1	1	2	3	—	3	57		—	—	19	216		297
Exploration and research expenses	18	17	35	8	3	11	—		—	—	—	45		91
Environmental obligations and shutdown costs	—	—	—	—	—	—	—		—	—	—	30		30
Gain on PTFI mud rush incident insurance settlement	—	—	—	—	—	—	(699)		—	—	—	—		(699)
Gain on sale of assets	—	—	—	—	—	—	—		—	—	(18)	—		(18)
Operating income (loss)	527	1,033	1,560	1,374	181	1,555	1,341		83	37	48	(484)		4,140
Interest expense, net	(2)	—	(2)	(10)	—	(10)	(21)		—	—	(19)	(157)		(209)
Other (expense) income, net	(1)	—	(1)	11	5	16	(12)		—	(1)	7	24		33
Provision for income taxes	—	—	—	(544)	(80)	(624)	(466)		—	—	(7)	(100)		(1,197)
Equity in affiliated companies’ net earnings	—	—	—	—	—	—	10		—	—	—	1		11
Net income attributable to noncontrolling interests	—	—	—	(396)	(48)	(444)	(467)		—	—	—	(2)		(913)
Net income attributable to common stockholders														1,865

Capital expenditures	94	402	496	156	129	285	972		49	28	123	124		2,077

Six Months Ended June 30, 2025
Revenues:
Unaffiliated customers	$146	$172	$318	$1,753	$395	$2,148	$4,983		$—	$3,316	$1,567	$978	[a]	$13,310
Intersegment	1,053	1,973	3,026	367	122	489	4		357	17	6	(3,899)		—
Production and delivery	854	1,572	2,426	1,177	379	1,556	1,702		250	3,315	1,525	(2,736)	[e]	8,038
DD&A	96	146	242	185	39	224	575		52	2	14	25		1,134
Selling, general and administrative expenses	1	1	2	3	1	4	62		—	—	16	197		281
Exploration and research expenses	14	11	25	6	2	8	3		1	—	—	48		85
Environmental obligations and shutdown costs	(7)	—	(7)	—	—	—	—		—	—	—	44		37
Operating income (loss)	241	415	656	749	96	845	2,645		54	16	18	(499)		3,735
Interest expense, net	—	(1)	(1)	(8)	—	(8)	(25)		—	—	(18)	(100)		(152)
Other (expense) income, net	(2)	4	2	52	1	53	31		(1)	(1)	(19)	34		99
Provision for income taxes	—	—	—	(310)	(34)	(344)	(965)		—	—	(12)	(29)		(1,350)
Equity in affiliated companies’ net earnings (losses)	—	—	—	—	—	—	9		—	—	—	(1)		8
Net income attributable to noncontrolling interests	—	—	—	(231)	(21)	(252)	(923)		—	—	—	(41)		(1,216)
Net income attributable to common stockholders														1,124

Capital expenditures	129	399	528	152	25	177	1,444		46	43	88	107		2,433

Financial Information by Business Division and Segment (continued)
a.Includes revenues from our molybdenum sales company, which includes sales of molybdenum produced by our primary molybdenum mines and certain of the U.S. copper mines and the Cerro Verde mine.
b.Includes idle facility and restoration costs associated with the September 2025 external mud rush incident totaling $284 million in second-quarter 2026 and $690 million for the first six months of 2026. Refer to Note 7 for further discussion.
c.Includes idle facility costs associated with the September 2025 external mud rush incident totaling $79 million in second-quarter 2026 and $172 million for the first six months of 2026. Refer to Note 7 for further discussion.
d.Represents a volume adjustment on concentrate shipped to Atlantic Copper in a prior period.
e.Includes charges totaling $73 million associated with planned maintenance turnaround costs at the Miami smelter.

OPERATIONS

Leaching and Technology Innovation Initiatives
We are incorporating new applications, technologies and data analytics into our leaching processes across our U.S. and South America operations to strengthen long-term cost competitiveness and unlock significant value. Incremental copper production from these initiatives totaled 47 million pounds in second-quarter 2026 and 101 million pounds for the first six months of 2026.

We continue to apply operational enhancements on a larger scale and are advancing testing of innovative technologies to target significant increases in incremental production from leaching initiatives. We are targeting reaching an annual run rate of 300 million pounds of copper from these initiatives by the end of 2026, with potential for further significant increases in recoverable metal in future years. We are deploying large-scale testing of an internally developed additive product at our Morenci operations with encouraging early results. In addition, we plan to field-test two additional additives which, together with the application of heat to our stockpiles, could further enhance recoveries. Continued success with these initiatives would be expected to contribute to additions in recoverable copper in leach stockpiles and favorably impact average unit net cash costs.

In addition to our innovative leaching initiatives, we are pursuing opportunities to leverage new technologies and analytic tools in automation and operating practices with a goal of improving operating efficiencies and reducing costs and capital intensity of our current operations and future development projects. We believe our innovative leaching and technology initiatives will strengthen our operational performance and enhance opportunities for profitable growth.

Responsible Production
The Copper Mark. We demonstrate our responsible production performance through the Copper Mark, a comprehensive assurance framework developed specifically for the copper industry, and extended to other metals, including molybdenum. To achieve the Copper Mark and Molybdenum Mark, as applicable, each site is required to complete an independent external assurance process to assess conformance with various environmental, social and governance criteria. Awarded sites must be revalidated every three years. In June 2026, PTFI’s downstream processing facilities achieved their initial Copper Mark validation. We have achieved, and are committed to maintaining, the Copper Mark and Molybdenum Mark, as applicable, at all of our operating sites globally.

Feasibility and Optimization Studies
We are engaged in various studies associated with potential future expansion projects primarily at our mining operations. We are also undertaking optimization projects at our current mining operations to enhance efficiencies and reduce costs. The costs for these studies are charged to production and delivery costs as incurred and totaled $33 million in second-quarter 2026, $52 million in second-quarter 2025, $64 million for the first six months of 2026 and $88 million for the first six months of 2025. We estimate the costs of these studies will total $200 million for the year 2026, subject to market conditions and other factors.

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

Section 232 Tariffs. Effective in August 2025, a 50% tariff was imposed under Section 232 of the Trade Expansion Act, targeting U.S. imports of semi-finished copper products and copper-intensive derivative products. However, refined copper, including cathodes, concentrates and scrap, was exempted from the tariff, and the U.S. government indicated it would reassess the potential for a refined copper tariff of 15% beginning in January 2027 and rising to 30% in 2028. The evaluation remains open.

Additionally, the U.S. Secretary of Commerce was directed to impose requirements that 25% of copper cathode and concentrate produced in the U.S. be sold domestically in 2027, potentially increasing to 30% in 2028 and 40% in 2029. Because of our integrated operations, these requirements are not expected to negatively impact our business.

We are the leading copper supplier in the U.S., providing approximately 70% of total U.S. refined copper production through our integrated domestic mining and processing facilities, most of which is sold domestically. For the six months ended June 30, 2026, copper from our U.S. mining operations was sold 75% as rod and 25% as cathode. We are well positioned in the U.S. with sizeable resources and opportunities to leverage existing infrastructure through brownfield expansions.

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

Our U.S. copper operations include open-pit mining, sulfide-ore concentrating, leaching and solution extraction/electrowinning (SX/EW) facilities. A majority of the copper produced at our U.S. copper operations is cast into copper rod by our U.S. Rod & Refining segment. The remainder of our U.S. copper production is sold as copper cathode or copper concentrate. Molybdenum concentrate, gold and silver are also produced by certain of our U.S. copper operations.

Development Activities. We have substantial reserves, resources and future opportunities for organic growth in the U.S. associated with existing operations. Several initiatives are underway to target significant future growth in our U.S. copper operations, including the leaching and technology innovation initiatives discussed above.

We have defined an opportunity to more than double the concentrator capacity of the Bagdad operation in northwest Arizona. Bagdad’s reserve life currently exceeds 80 years and supports an expanded operation. We completed technical and economic studies in late 2023 and have advanced these studies in preparation for a potential investment decision during the second half of 2026. These studies indicate the opportunity to construct new concentrating facilities to increase copper production by 200 to 250 million pounds per year and increase molybdenum production by 10 to 12 million pounds per year. Expanded operations would position Bagdad as the second largest copper mine in the U.S. (behind our flagship Morenci mine) and among the lowest cost mines in our U.S. portfolio, and Bagdad would benefit from improved efficiency and lower unit net cash costs through economies of scale.

Capital cost estimates for the Bagdad expansion are being finalized, taking into account current estimates, including for materials, equipment and labor. Current estimates, which continue to be reviewed, indicate project capital costs of approximately $4.5 billion, approximately 30% above the prior $3.5 billion estimate prepared in 2023. The revisions incorporate the impact of cost escalation, revisions in project scope and revised estimates associated with additional engineering. Taking into account higher capital cost estimates and enhanced operational plans, the project economics continue to be supported at an incentive copper price of approximately $4.00 per pound and would require three to four years to complete, with no expected major permitting hurdles. The decision to proceed with and timing of the potential expansion will take into account overall copper market conditions and other factors.

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

Operating Data. Following is summary consolidated operating data for our U.S. copper mines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	332	336	641	637
Sales, excluding purchases	312	308	639	615
Average realized price per pound	$6.25	$4.81	$6.05	$4.71

Molybdenum (millions of recoverable pounds)
Production[a]	10	9	17	17

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	885,400	621,200	790,900	602,600
Average copper ore grade (%)	0.19	0.21	0.20	0.21
Copper production (millions of recoverable pounds)	219	203	419	394

Mill operations
Ore milled (metric tons per day)	336,700	335,500	337,300	328,700
Average ore grade (%):
Copper	0.29	0.32	0.29	0.31
Molybdenum	0.02	0.02	0.02	0.02
Copper recovery rate (%)	82.6	85.4	82.2	84.8
Copper production (millions of recoverable pounds)	158	183	312	337
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at our U.S. copper mines.

Our consolidated copper sales volumes from the U.S. copper mines totaled 312 million pounds in second-quarter 2026, 308 million pounds in second-quarter 2025, 639 million pounds for the first six months of 2026 and 615 million pounds for the first six months of 2025.

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

Gross Profit per Pound of Copper and Molybdenum
The following table summarizes unit net cash costs and gross profit per pound at our U.S. copper mines for the second quarters and first six months of 2026 and 2025. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended June 30,
	2026				2025
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$6.25		$6.25	$28.18	$4.81		$4.81	$19.87

Site production and delivery, before net noncash and other costs shown below	3.71		3.15	18.60	3.44		3.05	15.24
By-product credits	(0.92)		—	—	(0.55)		—	—
Treatment charges	0.15		0.14	—	0.15		0.15	—
Unit net cash costs	2.94		3.29	18.60	3.04		3.20	15.24
DD&A	0.43		0.39	1.26	0.38		0.34	1.16
Noncash and other costs, net	0.15	[b]	0.13	0.47	0.16	[b]	0.15	0.45
Total unit costs	3.52		3.81	20.33	3.58		3.69	16.85
Other revenue adjustments, primarily for pricing on prior period open sales	0.03		0.03	—	0.01		0.01	—
Gross profit per pound	$2.76		$2.47	$7.85	$1.24		$1.13	$3.02

Copper sales (millions of recoverable pounds)	311		311		309		309
Molybdenum sales (millions of recoverable pounds)[a]				10				9

	Six Months Ended June 30,
	2026				2025
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$6.05		$6.05	$27.01	$4.71		$4.71	$20.00

Site production and delivery, before net noncash and other costs shown below	3.59		3.11	18.17	3.46		3.07	16.09
By-product credits	(0.80)		—	—	(0.52)		—	—
Treatment charges	0.14		0.13	—	0.14		0.13	—
Unit net cash costs	2.93		3.24	18.17	3.08		3.20	16.09
DD&A	0.47		0.41	1.51	0.39		0.35	1.21
Noncash and other costs, net	0.15	[b]	0.13	0.45	0.14	[b]	0.14	0.38
Total unit costs	3.55		3.78	20.13	3.61		3.69	17.68
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—	0.01		0.01	—
Gross profit per pound	$2.51		$2.28	$6.88	$1.11		$1.03	$2.32

Copper sales (millions of recoverable pounds)	639		639		616		616
Molybdenum sales (millions of recoverable pounds)[a]				17				17
a.Reflects sales of molybdenum produced by certain of our U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes charges for feasibility and optimization studies totaling $0.06 per pound of copper in second-quarter 2026, $0.09 per pound of copper in second-quarter 2025, $0.05 per pound of copper for the first six months of 2026 and $0.07 per pound of copper for the first six months of 2025.

Our U.S. copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Average unit net cash costs (net of by-product credits) for our U.S. copper mines totaled $2.94 per pound of copper in second-quarter 2026, $3.04 per pound of copper in second-quarter 2025, $2.93 per pound of copper for the first six months of 2026 and $3.08 per pound of copper for the first six months of 2025. Lower average unit net cash costs in the 2026 periods, compared to the 2025 periods, primarily reflects higher by-product credits, partly offset by higher costs for supplies, diesel fuel and other consumables.

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

Based on achievement of current sales volume and cost estimates, and assuming an average price of $30.00 per pound of molybdenum for the second half of 2026, average unit net cash costs (net of by-product credits) for our U.S. copper mines are expected to approximate $2.96 per pound of copper for the year 2026. Our U.S. copper mines’ average unit net cash costs for the year 2026 would change by approximately $0.03 per pound for each $2 per pound change in the average price of molybdenum for the second half of 2026.

South America
We manage two copper operations in South America – Cerro Verde in Peru (55.66%-owned) and El Abra in Chile (51%-owned). These operations are consolidated in our financial statements. In addition to copper, the Cerro Verde mine produces molybdenum concentrate and silver.

Development Activities. At the El Abra operations in Chile, we have an attractive opportunity to expand the operation to include a major mill facility similar to the large-scale concentrator at Cerro Verde. The project could result in the addition of over 700 million pounds of copper production per year. In March 2026, El Abra submitted an environmental impact study to Chile regulatory authorities. Preliminary estimates, which remain under review, indicate that project capital costs would approximate $7.5 billion based on estimates prepared in 2024 and that the project economics would be supported using an incentive copper price of less than $4.00 per pound. The decision to proceed with and timing of the potential project will take into account required permitting, market conditions and other factors.

Operating Data. Following is summary consolidated operating data for South America operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Copper (millions of recoverable pounds)
Production	249	268	507	539
Sales	245	265	493	540
Average realized price per pound	$6.11	$4.47	$6.03	$4.39

Molybdenum (millions of recoverable pounds)
Production[a]	5	4	11	10

Leach operations
Leach ore placed in stockpiles (metric tons per day)	147,200	182,800	130,300	175,600
Average copper ore grade (%)	0.38	0.35	0.40	0.37
Copper production (millions of recoverable pounds)	58	69	120	146

Mill operations
Ore milled (metric tons per day)	416,400	404,800	418,400	408,100
Average ore grade (%):
Copper	0.29	0.31	0.29	0.30
Molybdenum	0.01	0.01	0.01	0.01
Copper recovery rate (%)	83.2	83.9	83.4	83.8
Copper production (millions of recoverable pounds)	191	199	387	393
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at the Cerro Verde mine.
Our consolidated copper sales volumes from South America operations totaled 245 million pounds in second-quarter 2026, 265 million pounds in second-quarter 2025, 493 million pounds for the first six months of 2026, and 540 million pounds for the first six months of 2025. Lower copper sales volumes in the 2026 periods, compared to the 2025 periods, primarily reflect lower leach production and the processing of lower grade stockpile ore as a result of mine sequencing.

Copper sales from South America operations are expected to approximate 1.0 billion pounds for the year 2026. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper
The following table summarizes unit net cash costs and gross profit per pound of copper at our South America operations for the second quarters and first six months of 2026 and 2025. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America operations also had sales of molybdenum and silver. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended June 30,
	2026			2025
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$6.11		$6.11	$4.47		$4.47

Site production and delivery, before net noncash and other costs shown below	3.33		2.92	2.76		2.53
By-product credits	(0.90)		—	(0.37)		—
Treatment charges	0.04		0.04	0.06		0.06
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.48		2.97	2.46		2.60
DD&A	0.44		0.38	0.42		0.39
Noncash and other costs, net	0.11	[a]	0.10	0.08	[a]	0.08
Total unit costs	3.03		3.45	2.96		3.07
Other revenue adjustments, primarily for pricing on prior period open sales	0.37		0.37	(0.07)		(0.07)
Gross profit per pound	$3.45		$3.03	$1.44		$1.33

Copper sales (millions of recoverable pounds)	245		245	265		265

	Six Months Ended June 30,
	2026			2025
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$6.03		$6.03	$4.39		$4.39

Site production and delivery, before net noncash and other costs shown below	3.25		2.85	2.76		2.51
By-product credits	(0.85)		—	(0.41)		—
Treatment charges	0.02		0.02	0.07		0.07
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.43		2.88	2.43		2.59
DD&A	0.42		0.38	0.42		0.38
Noncash and other costs, net	0.09	[a]	0.08	0.06	[a]	0.06
Total unit costs	2.94		3.34	2.91		3.03
Other revenue adjustments, primarily for pricing on prior period open sales	0.09		0.09	0.10		0.10
Gross profit per pound	$3.18		$2.78	$1.58		$1.46

Copper sales (millions of recoverable pounds)	493		493	540		540
a.Includes charges for feasibility and optimization studies totaling $0.04 per pound of copper in the second quarter and for the first six months of 2026, $0.07 per pound of copper in second-quarter 2025 and $0.06 per pound of copper for the first six months of 2025. Also includes charges for inventory write-offs totaling $0.04 per pound of copper in second-quarter 2026 and $0.02 per pound of copper for the first six months of 2026.

Average unit net cash costs (net of by-product credits) for South America operations totaled $2.48 per pound of copper in second-quarter 2026, $2.46 per pound of copper in second-quarter 2025 and $2.43 per pound of copper for both the first six months of 2026 and 2025. Average unit net cash costs in the 2026 periods, compared to the 2025 periods, reflect lower copper volumes and higher labor and energy costs, partially offset by higher by-product credits.

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

Based on achievement of current sales volume and cost estimates and assuming an average price of $30.00 per pound of molybdenum for the second half of 2026, average unit net cash costs (net of by-product credits) for our South America operations are expected to approximate $2.56 per pound of copper for the year 2026. Our South America operations’ average unit net cash costs for the year 2026 would change by approximately $0.04 per pound for each $2 per pound change in the average price of molybdenum for the second half of 2026.

Indonesia
PTFI operates one of the world’s largest copper and gold mines at the Grasberg minerals district in Central Papua, Indonesia. In addition to copper and gold, the Grasberg minerals district also produces silver. With the completion of its downstream processing facilities, PTFI is a fully integrated producer of refined copper, gold and silver. We have a 48.76% ownership interest in PTFI and manage its operations. PTFI's results are consolidated in our financial statements.

Operating, Development and Exploration Activities. Over a multi-year investment period, PTFI has successfully commissioned three large-scale underground mines in the Grasberg minerals district (Grasberg Block Cave, Deep Mill Level Zone (DMLZ) and Big Gossan) and completed related expansion of the milling facilities. At normal operating rates, PTFI’s underground operations produce approximately 1.7 billion pounds of copper and 1.3 million ounces of gold per year and are among the lowest cost copper mining operations in the world.

PTFI has identified additional exploration targets to leverage its infrastructure in the Grasberg minerals district, including a potential extension below the DMLZ underground mine, which requires further drilling and evaluation.

Kucing Liar. Since 2022, PTFI has conducted long-term mine development activities at its Kucing Liar deposit in the Grasberg minerals district. PTFI’s long-term mine plans include a ramp-up of Kucing Liar, commencing in the 2030 timeframe, to a design capacity of approximately 130,000 metric tons of ore per day. Average annual Kucing Liar production at full rates would approximate 750 million pounds of copper and 735 thousand ounces of gold and would enable continuity of large-scale production in the Grasberg minerals district.

At June 30, 2026, PTFI had incurred approximately $1.4 billion for Kucing Liar development, and capital investments are estimated to approximate an additional $4 billion through 2033 (averaging approximately $0.5 billion per year).

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

In June 2026, PTFI submitted its application for extension of its IUPK, and we and PTFI are working with the Indonesia government to complete the formal license process. The extension of operating rights and other terms are subject to, among other things, the Indonesia government’s issuance of an amended IUPK and entry into definitive agreements.
Grasberg Block Cave Ramp-Up. Following the September 2025 external mud rush incident, PTFI has progressed a series of activities to address the incident and remains focused on a safe and sustainable ramp-up to full operating capacity.

PTFI completed remediation and restoration activities required for the restart of Production Blocks 2 and 3 and commenced initial ramp-up activities at the end of March 2026. During second-quarter 2026, PTFI made steady progress on its phased ramp-up and achieved its planned operating rates for the period. Planned upgrades to the material handling system at the Grasberg Block Cave haulage level are advancing on schedule.
PTFI continues to advance activities for a planned future restart of Production Block 1S and risk mitigation strategies associated with drainage and cave management technologies.

PTFI’s overall production rates are expected to approximate 65% of capacity in the second half of 2026, 80% by mid-2027 and approach full capacity by the end of 2027.

Downstream Processing Facilities. PTFI’s smelter and PT Smelting, PTFI’s 66%-owned smelter and refinery in Gresik, Indonesia, smelt and refine copper concentrate from PTFI, and the precious metals refinery (PMR) processes anode slimes from PTFI’s smelter and PT Smelting.

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

Following the September 2025 external mud rush incident, during the phased ramp-up period of the Grasberg Block Cave underground mine, smelting operations in Indonesia at both PTFI’s smelter and PT Smelting were adjusted as a result of limited copper concentrate availability. In late December 2025, PT Smelting resumed operations and by the end of second-quarter 2026 was operating at capacity. PTFI’s smelter is expected to restart operations in the second half of 2026 at reduced rates, dependent on available copper concentrate from PTFI’s mining operations.

The PMR continues to operate on a limited basis following the September 2025 external mud rush incident, primarily processing anode slimes from PT Smelting.

We expect higher variability between PTFI’s production and sales until its downstream processing facilities achieve normalized operating rates.

Natural Gas Facilities. PTFI plans to transition its existing energy source from coal to natural gas, which would meaningfully reduce PTFI’s greenhouse gas emissions at the Grasberg minerals district. Following the September 2025 external mud rush incident, PTFI’s planned investments for a new gas-fired combined cycle facility have been deferred with start-up and commissioning of the new facility scheduled in the second half of 2029. Once complete, PTFI’s dual-fuel power plant and the new gas-fired combined cycle facility will be fueled by natural gas supplied by a floating liquefied natural gas storage and regasification unit.

Labor Matters. In March 2026, PTFI reached a new two-year collective labor agreement (CLA) with its three employee unions at its Grasberg minerals district operations. PTFI did not recognize any significant nonrecurring costs associated with the new CLA.

Operating Data. Following is summary consolidated operating data for Indonesia operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Copper (millions of recoverable pounds)
Production	205	359	300	655
Sales	153	443	235	733
Average realized price per pound	$6.12	$4.40	$6.04	$4.35

Gold (thousands of recoverable ounces)
Production	184	311	276	595
Sales	118	518	234	643
Average realized price per ounce	$4,529	$3,290	$4,709	$3,260

Ore extracted and milled (metric tons per day):
DMLZ	69,900	61,400	68,400	60,900
Grasberg Block Cave	53,000	114,500	28,800	104,100
Big Gossan	6,700	7,300	7,000	6,900
Adjustments	1,500	(700)	3,500	200
Total	131,100	182,500	107,700	172,100
Average ore grades:
Copper (%)	0.91	1.15	0.81	1.14
Gold (grams per metric ton)	0.62	0.77	0.56	0.80
Recovery rates (%):
Copper	89.8	88.1	90.0	88.0
Gold	80.0	74.8	79.9	75.5

PTFI’s consolidated sales volumes totaled 153 million pounds of copper and 118 thousand ounces of gold in second-quarter 2026, 443 million pounds of copper and 518 thousand ounces of gold in second-quarter 2025, 235 million pounds of copper and 234 thousand ounces of gold for the first six months of 2026 and 733 million pounds of copper and 643 thousand ounces of gold for the first six months of 2025. Lower sales volumes in the 2026 periods, compared to the 2025 periods, reflect lower operating rates at PTFI during the phased ramp-up of the Grasberg Block Cave underground mine.

Historically, PTFI recognized concentrate sales upon loading of shipments; however, as a fully integrated producer of refined copper, gold and silver, PTFI’s concentrate is now processed by PT Smelting and its smelter, and refined sales are recognized after processing and sale of the metal. Accordingly, there may be variability in the timing between production and sales volumes.

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

Gross Profit per Pound of Copper and per Ounce of Gold
The following table summarizes the unit net cash (credits) costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the second quarters and first six months of 2026 and 2025. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash (credits) costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended June 30,
	2026				2025
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues	$6.12		$6.12	$4,529	$4.40		$4.40	$3,290

Site production and delivery, before net noncash and other costs shown below	2.30		1.41	1,040	2.17		1.14	854
By-product credits	(3.96)		—	—	(3.98)		—	—
Treatment charges	0.47	[a]	0.28	209	0.19		0.11	77
Export duties	—		—	—	0.33		0.17	128
Royalty on metals	0.38		0.23	176	0.30		0.16	120
Unit net cash (credits) costs	(0.81)		1.92	1,425	(0.99)		1.58	1,179
DD&A	1.50	[b]	0.90	671	0.88		0.46	346
Noncash and other costs, net	1.96	[c]	1.19	880	0.18	[d]	0.09	70
Total unit costs	2.65		4.01	2,976	0.07		2.13	1,595
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	—	(0.05)		(0.05)	26
Gross profit per pound/ounce	$3.47		$2.11	$1,553	$4.28		$2.22	$1,721

Copper sales (millions of recoverable pounds)	153		153		443		443
Gold sales (thousands of recoverable ounces)				118				518

	Six Months Ended June 30,
	2026				2025
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$6.04		$6.04	$4,709	$4.35		$4.35	$3,260

Site production and delivery, before net noncash and other costs shown below	2.52		1.35	1,052	1.90		1.13	848
By-product credits	(5.26)		—	—	(2.98)		—	—
Treatment charges	0.52	[a]	0.28	215	0.19		0.12	87
Export duties	—		—	—	0.28		0.16	123
Royalty on metals	0.46		0.25	193	0.27		0.16	125
Unit net cash (credits) costs	(1.76)		1.88	1,460	(0.34)		1.57	1,183
DD&A	1.79	[b]	0.96	748	0.78		0.47	350
Noncash and other costs, net	3.07	[c]	1.64	1,281	0.24	[d]	0.14	107
Total unit costs	3.10		4.48	3,489	0.68		2.18	1,640
Other revenue adjustments, primarily for pricing on prior period open sales	0.03		0.03	5	0.03		0.03	31
Gross profit per pound/ounce	$2.97		$1.59	$1,225	$3.70		$2.20	$1,651

Copper sales (millions of recoverable pounds)	235		235		733		733
Gold sales (thousands of recoverable ounces)				234				643

a.Reflects downstream tolling fees and operating costs and does not represent market treatment and refining rates. Favorable offsets associated with incremental metals and sulfuric acid produced by PT Smelting and PTFI’s downstream processing facilities are included in revenues and by-product credits.
b.Includes idle facility costs associated with the September 2025 external mud rush incident totaling $0.52 per pound of copper in second-quarter 2026 and $0.73 per pound of copper for the first six months of 2026.
c.Includes idle facility and restoration costs associated with the September 2025 external mud rush incident totaling $1.86 per pound of copper in second-quarter 2026 and $2.93 per pound of copper for the first six months of 2026.
d.Includes charges for (i) operational readiness and start-up costs associated with PTFI’s downstream processing facilities totaling $0.13 per pound of copper in second-quarter 2025 and $0.14 per pound of copper for the first six months of 2025 and (ii) remediation costs related to the October 2024 incident at PTFI’s smelter totaling $0.02 per pound of copper in second-quarter 2025 and $0.04 per pound of copper for the first six months of 2025. The first six months of 2025 also includes $0.03 per pound of copper related to the reversal of previously capitalized land lease costs associated with PTFI’s downstream processing facilities.

A significant portion of PTFI’s costs are fixed and unit costs vary depending on volumes and other factors. Additionally, during the phased ramp-up period of the Grasberg Block Cave underground mine and until PTFI’s operations return to normal capacity, a portion of PTFI's production and delivery costs will be recognized as idle facility costs, which are non-inventoriable. Idle facility and restoration costs totaled $284 million ($1.86 per pound of copper) in second-quarter 2026 and $690 million ($2.93 per pound of copper) for the first six months of 2026, which were excluded from PTFI's unit net cash credits.

Excluding amounts recognized as idle facility costs, PTFI’s unit net cash credits (including by-product credits) totaled $0.81 per pound of copper in second-quarter 2026, $0.99 per pound of copper in second-quarter 2025, $1.76 per pound of copper for the first six months of 2026 and $0.34 per pound of copper for the first six months of 2025. PTFI’s unit net cash credits (including by-product credits) for the 2026 periods primarily reflect lower copper volumes.

Treatment charges reflect downstream tolling fees and operating costs and vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper, gold and silver. The increase in treatment charges and royalties per pound of copper in the 2026 periods, compared to the 2025 periods, primarily reflects higher copper and gold prices, as well as the impact of lower copper volumes. In addition, as a fully integrated producer of refined copper, gold and silver in Indonesia, there may be variability in the rate of royalties per pound of copper as a result of the ratio of copper sales to gold and silver sales.

Prior to the expiration of PTFI’s export license on September 16, 2025, export duties were assessed on its copper concentrate sales at a rate of 7.5%. Refer to Note 11 of our 2025 Form 10-K for further discussion.

Because certain assets are depreciated on a straight-line basis, PTFI’s unit depreciation rate may vary with asset additions and the level of copper volumes and changes in copper and gold inventory. PTFI’s DD&A per pound of copper for the 2026 periods reflects the impact of lower copper sales volumes and higher depreciation associated with placing assets into service in 2025.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

Based on achievement of current sales volume and cost estimates and assuming an average price of $4,000 per ounce of gold for the second half of 2026, average unit net cash credits (including by-product credits and excluding idle facility and restoration costs) for PTFI are expected to approximate $1.22 per pound of copper for the year 2026. PTFI’s average unit net cash credits for the year 2026 would change by approximately $0.06 per pound of copper for each $100 per ounce change in the average price of gold for the second half of 2026.

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

Operating and Development Activities. Production from the Molybdenum mines totaled 8 million pounds of molybdenum in second-quarter 2026, 9 million pounds in second-quarter 2025, 17 million pounds for the first six months of 2026 and 18 million pounds for the first six months of 2025. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our primary molybdenum operations and from our U.S. copper mines and Cerro Verde mine. Refer to “Outlook” for projected consolidated molybdenum sales volumes and to “Markets” for a discussion of molybdenum prices.

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

Average unit net cash costs for our Molybdenum mines totaled $19.20 per pound of molybdenum in second-quarter 2026, $14.20 per pound of molybdenum in second-quarter 2025, $17.31 per pound of molybdenum for the first six months of 2026 and $13.96 per pound of molybdenum for the first six months of 2025. Higher unit net cash costs in the 2026 periods, compared with the 2025 periods, primarily reflect lower volumes and higher costs for supplies, energy and labor.

Average unit net cash costs for our Molybdenum mines are expected to approximate $17.91 per pound of molybdenum for the year 2026, based on achievement of current sales volume and cost estimates. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

Downstream Processing Facilities
Through our downstream integration, we are able to place a significant portion of our copper concentrate production. PTFI’s downstream processing facilities in Eastern Java, Indonesia, are wholly owned and operated, and PTFI has a 66% ownership interest in PT Smelting, which is operated by Mitsubishi Materials Corporation. We wholly own and operate the Miami smelter and rod mill in Arizona, the El Paso refinery and rod mill in Texas, and our Atlantic Copper smelter and refinery in Spain.

We manufacture continuous cast copper rod at our U.S. rod facilities primarily using copper produced at our U.S. copper mines and processing facilities. Rod production from these facilities approximated one billion pounds of copper for each of the last three years and is expected to approximate one billion pounds of copper for the year 2026.

Sulfuric acid production from our smelters in the U.S., Spain and Indonesia, together with our sulfur burner plant at the Safford mine, generally exceeds the requirements of our SX/EW leaching operations. Accordingly, volatility in the price of sulfuric acid is not expected to have a material impact on our consolidated results. Certain of our SX/EW leaching operations in the U.S. and South America purchase sulfuric acid from third parties, and while sulfuric acid price fluctuations may impact costs for these mining operations, favorable offsets associated with sulfuric acid sales by our smelters are reflected in revenues.

PTFI is a fully integrated producer of refined copper, gold and silver. PTFI’s smelter and PT Smelting smelt and refine copper concentrate from PTFI’s mines in the Grasberg minerals district, and the PMR processes anode slimes from the smelter and PT Smelting. PTFI’s treatment charges, which are recorded in production and delivery costs, reflect downstream tolling fees and operating costs and do not represent market treatment and refining rates. Favorable offsets associated with incremental metals and sulfuric acid produced and sold by PT Smelting and PTFI’s downstream processing facilities are included in revenues and by-product credits.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. For the first six months of 2026, Atlantic Copper purchased 82% of its concentrate from third parties and 18% from our South America operations. Atlantic Copper’s treatment charges, which consist of a base rate per pound of copper and per ounce of gold, are generally fixed and represent a cost to our mining operations and income to Atlantic Copper (i.e., higher treatment charges benefit our Atlantic Copper operations). Our U.S. copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our Miami smelter and El Paso refinery.

We defer recognizing profits on sales from our mining operations to Atlantic Copper until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net (reductions)

additions to operating income totaling $(18) million ($(6) million to net income attributable to common stock) in second-quarter 2026, $34 million ($9 million to net income attributable to common stock) in second-quarter 2025, $52 million ($17 million to net income attributable to common stock) for the first six months of 2026 and $148 million ($44 million to net income attributable to common stock) for the first six months of 2025. Our net deferred profits on our inventories at Atlantic Copper to be recognized in future periods’ operating income totaled $88 million ($29 million to net income attributable to common stock) at June 30, 2026. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

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

Based on current sales volume, cost and metal price estimates and planned capital expenditures discussed in “Outlook,” our available cash and cash equivalents plus our projected consolidated operating cash flows of $8.3 billion for the year 2026 exceed our expected consolidated capital expenditures of $4.3 billion.

We expect to have cash on hand and the financial flexibility to fund capital expenditures and our other cash requirements for the next 12 months, including noncontrolling interest distributions, income tax payments, current common stock dividends (base and variable), senior note maturities and any share or debt repurchases. Planned capital expenditures for major projects over the next few years are primarily associated with underground mine development in the Grasberg minerals district and expansion projects in the U.S.

At June 30, 2026, we had $4.1 billion in consolidated cash and cash equivalents, and we also had $3.0 billion of availability under our revolving credit facility, and PTFI and Cerro Verde had $1.5 billion and $350 million, respectively, of availability under their revolving credit facilities.

Financial Policy. Our financial policy is aligned with our strategic objectives of maintaining a solid balance sheet, providing cash returns to common stockholders and advancing opportunities for future growth. The policy includes a base dividend and a performance-based payout framework, whereby up to 50% of available cash flows generated after planned capital spending and distributions to noncontrolling interests would be allocated to common stockholder returns and the balance to debt reduction and investments in value-enhancing growth projects, subject to us maintaining our net debt at a level not to exceed the net debt target of $3.0 billion to $4.0 billion (excluding debt for PTFI’s downstream processing facilities). Our Board of Directors (Board) reviews the structure of the performance-based payout framework at least annually.

At June 30, 2026, our net debt totaled $2.1 billion, which excludes $3.2 billion of debt for PTFI’s downstream processing facilities. Refer to "Net Debt" for further discussion.

Refer to Note 4 and “Financing Activities” below for further discussion of shares acquired in the first six months of 2026 under our $5.0 billion share repurchase program.

On June 24, 2026, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on August 3, 2026, to common stockholders of record on July 15, 2026.

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

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share and withholding taxes, at June 30, 2026 (in billions):

Cash at domestic companies	$2.0
Cash at international operations	2.1
Total consolidated cash and cash equivalents	4.1
Noncontrolling interests’ share	(0.9)
Cash, net of noncontrolling interests’ share	3.2
Withholding taxes	(0.1)
Net cash available	$3.1

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

Debt
At June 30, 2026, consolidated debt totaled $9.4 billion, with a weighted-average interest rate of 5.2%. Substantially all of our outstanding debt is fixed rate and our total debt has an average remaining duration of approximately eight years. We have $0.7 billion in scheduled senior note maturities in April 2027, and $0.6 billion in scheduled senior note maturities in the second half of 2027.

In May 2026, we and PTFI entered into a new $3.0 billion, five-year senior unsecured revolving credit facility that matures in May 2031, which replaced the prior revolving credit facility, and Cerro Verde entered into a new $350 million, five-year, senior unsecured revolving credit facility that matures in May 2031, which replaced its prior revolving credit facility. The terms of the new facilities are substantially similar to the respective prior facilities.

At June 30, 2026, there were no borrowings and $5 million in letters of credit issued under our revolving credit facility, PTFI had $250 million in borrowings outstanding under its revolving credit facility and Cerro Verde had no borrowings under its revolving credit facility. At June 30, 2026, Atlantic Copper had borrowings of $0.5 billion outstanding under short-term lines of credit used for working capital requirements.

Refer to Note 4 for further discussion of debt.

Operating Activities
For the first six months of 2026, we generated operating cash flows of $3.5 billion, net of $0.5 billion for working capital and other uses, and including $0.7 billion in pre-tax proceeds collected by PTFI for an insurance settlement associated with the September 2025 external mud rush incident. For the first six months of 2025, we generated operating cash flows of $3.3 billion, net of $0.3 billion for working capital and other uses.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $2.1 billion for the first six months of 2026 and $2.4 billion for the first six months of 2025, and include amounts for major projects ($1.3 billion for the first six months of 2026 and $1.2 billion for the first six months of 2025), primarily associated with underground development activities and supporting mill and power capital costs in the Grasberg minerals district.

Acquisition of additional ownership interest in Cerro Verde. In May 2026, we purchased 2.0 million shares of Cerro Verde common stock in the open market for a total cost of $107 million, increasing our ownership interest in Cerro Verde from 55.08% to 55.66%. Refer to Note 1 for further discussion.

Financing Activities
Debt Transactions. Net proceeds from debt totaled $5 million for the first six months of 2026 and $292 million for the first six months of 2025, primarily related to borrowings by Atlantic Copper under short-term lines of credit used for working capital requirements.

Cash Dividends on Common Stock. We paid cash dividends on our common stock totaling $0.4 billion during each of the first six months of 2026 and 2025. Refer to Note 4, Item 1A. “Risk Factors” contained in Part I of our 2025 Form 10-K and Part II, Item 1A. herein, “Cautionary Statement” below and the discussion of our financial policy above.

Cash Dividends and Distributions Paid to Noncontrolling Interests. Cash dividends and distributions paid to noncontrolling interests at our international operations totaled $0.4 billion for the first six months of 2026 related to Cerro Verde and $0.6 billion (including $0.5 billion from PTFI) for the first six months of 2025. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Treasury Stock Purchases. In the first six months of 2026, we acquired 3.4 million shares of our common stock for a total cost of $203 million ($59.30 average cost per share) under our share repurchase program. In the first six months of 2025, we acquired 2.9 million shares of our common stock for a total cost of $107 million ($36.41 average cost per share). Refer to Note 4 for further discussion.

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
CRITICAL ACCOUNTING ESTIMATES

Refer to our 2025 Form 10-K for a description of our critical accounting estimates that require us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. There have been no changes from these previously disclosed estimates.

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

	At June 30, 2026
Current portion of debt	$1,220
Long-term debt, less current portion	8,166
Consolidated debt	9,386
Less: consolidated cash and cash equivalents	4,080
FCX net debt	5,306
Less: debt for PTFI’s downstream processing facilities	3,237	[a]
FCX net debt, excluding debt for PTFI’s downstream processing facilities	$2,069
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

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2026
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,946		$1,946	$268	$62	$2,276
Site production and delivery, before net noncash and other costs shown below	1,152		979	177	41	1,197
By-product credits	(285)		—	—	—	—
Treatment charges	47		44	—	3	47
Net cash costs	914		1,023	177	44	1,244
DD&A	135		121	12	2	135
Noncash and other costs, net	45	[c]	41	4	—	45
Total costs	1,094		1,185	193	46	1,424
Other revenue adjustments, primarily for pricing on prior period open sales	6		6	—	—	6
Gross profit	$858		$767	$75	$16	$858

Copper sales (millions of recoverable pounds)	311		311
Molybdenum sales (millions of recoverable pounds)[a]				10

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$6.25		$6.25	$28.18
Site production and delivery, before net noncash and other costs shown below	3.71		3.15	18.60
By-product credits	(0.92)		—	—
Treatment charges	0.15		0.14	—
Unit net cash costs	2.94		3.29	18.60
DD&A	0.43		0.39	1.26
Noncash and other costs, net	0.15	[c]	0.13	0.47
Total unit costs	3.52		3.81	20.33
Other revenue adjustments, primarily for pricing on prior period open sales	0.03		0.03	—
Gross profit per pound	$2.76		$2.47	$7.85

Reconciliation to Amounts Reported

	Revenues		Production and Delivery	DD&A
Totals presented above	$2,276		$1,197	$135
Treatment charges	—		47	—
Noncash and other costs, net	—		45	—
Other revenue adjustments, primarily for pricing on prior period open sales	6		—	—
Eliminations and other	(1)		3	—
U.S. copper mines	2,281		1,292	135
Other mining[d]	6,766		4,953	366
Corporate, other & eliminations[e]	(2,018)		(1,925)	22
As reported in our consolidated financial statements	$7,029		$4,320	$523

a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold sales of 5 thousand ounces ($4,285 per ounce average realized price), silver sales of 0.4 million ounces ($65.75 per ounce average realized price) and related production costs.
c.Includes charges totaling $18 million ($0.06 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for South America and Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
e.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$1,485		$1,485	$171	$51	$1,707
Site production and delivery, before net noncash and other costs shown below	1,063		942	131	40	1,113
By-product credits	(171)		—	—	—	—
Treatment charges	47		45	—	2	47
Net cash costs	939		987	131	42	1,160
DD&A	118		105	10	3	118
Noncash and other costs, net	50	[c]	46	4	—	50
Total costs	1,107		1,138	145	45	1,328
Other revenue adjustments, primarily for pricing on prior period open sales	2		2	—	(1)	1
Gross profit	$380		$349	$26	$5	$380

Copper sales (millions of recoverable pounds)	309		309
Molybdenum sales (millions of recoverable pounds)[a]				9

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.81		$4.81	$19.87
Site production and delivery, before net noncash and other costs shown below	3.44		3.05	15.24
By-product credits	(0.55)		—	—
Treatment charges	0.15		0.15	—
Unit net cash costs	3.04		3.20	15.24
DD&A	0.38		0.34	1.16
Noncash and other costs, net	0.16	[c]	0.15	0.45
Total unit costs	3.58		3.69	16.85
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—
Gross profit per pound	$1.24		$1.13	$3.02

Reconciliation to Amounts Reported
	Revenues		Production and Delivery	DD&A
Totals presented above	$1,707		$1,113	$118
Treatment charges	(3)		44	—
Noncash and other costs, net	—		50	—
Other revenue adjustments, primarily for pricing on prior period open sales	1		—	—
Eliminations and other	9		7	—
U.S. copper mines	1,714		1,214	118
Other mining[d]	7,377		4,504	536
Corporate, other & eliminations[e]	(1,509)		(1,436)	14
As reported in our consolidated financial statements	$7,582		$4,282	$668

a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold sales of 4 thousand ounces ($3,301 per ounce average realized price), silver sales of 0.5 million ounces ($35.94 per ounce average realized price) and related production costs.
c.Includes charges totaling $26 million ($0.09 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for South America and Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
e.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2026
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$3,866		$3,866	$463	$143	$4,472
Site production and delivery, before net noncash and other costs shown below	2,300		1,990	311	92	2,393
By-product credits	(514)		—	—	—	—
Treatment charges	89		83	—	6	89
Net cash costs	1,875		2,073	311	98	2,482
DD&A	300		257	26	17	300
Noncash and other costs, net	94	[c]	85	8	1	94
Total costs	2,269		2,415	345	116	2,876
Other revenue adjustments, primarily for pricing on prior period open sales	6		6	—	1	7
Gross profit	$1,603		$1,457	$118	$28	$1,603

Copper sales (millions of recoverable pounds)	639		639
Molybdenum sales (millions of recoverable pounds)[a]				17

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$6.05		$6.05	$27.01
Site production and delivery, before net noncash and other costs shown below	3.59		3.11	18.17
By-product credits	(0.80)		—	—
Treatment charges	0.14		0.13	—
Unit net cash costs	2.93		3.24	18.17
DD&A	0.47		0.41	1.51
Noncash and other costs, net	0.15	[c]	0.13	0.45
Total unit costs	3.55		3.78	20.13
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—
Gross profit per pound	$2.51		$2.28	$6.88

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$4,472		$2,393	$300
Treatment charges	—		89	—
Noncash and other costs, net	—		94	—
Other revenue adjustments, primarily for pricing on prior period open sales	7		—	—
Eliminations and other	1		7	—
U.S. copper mines	4,480		2,583	300
Other mining[d]	12,715		9,583	695
Corporate, other & eliminations[e]	(3,932)		(3,781)	42
As reported in our consolidated financial statements	$13,263		$8,385	$1,037
a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold sales of 10 thousand ounces ($4,584 per ounce average realized price), silver sales of 0.8 million ounces ($69.40 per ounce average realized price) and related production costs.
c.Includes charges totaling $35 million ($0.05 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for South America and Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
e.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$2,902		$2,902	$326	$91	$3,319
Site production and delivery, before net noncash and other costs shown below	2,133		1,894	262	73	2,229
By-product credits	(322)		—	—	—	—
Treatment charges	85		81	—	4	85
Net cash costs	1,896		1,975	262	77	2,314
DD&A	242		217	20	5	242
Noncash and other costs, net	89	[c]	82	6	1	89
Total costs	2,227		2,274	288	83	2,645
Other revenue adjustments, primarily for pricing on prior period open sales	4		4	—	1	5
Gross profit	$679		$632	$38	$9	$679

Copper sales (millions of recoverable pounds)	616		616
Molybdenum sales (millions of recoverable pounds)[a]				17

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.71		$4.71	$20.00
Site production and delivery, before net noncash and other costs shown below	3.46		3.07	16.09
By-product credits	(0.52)		—	—
Treatment charges	0.14		0.13	—
Unit net cash costs	3.08		3.20	16.09
DD&A	0.39		0.35	1.21
Noncash and other costs, net	0.14	[c]	0.14	0.38
Total unit costs	3.61		3.69	17.68
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—
Gross profit per pound	$1.11		$1.03	$2.32

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$3,319		$2,229	$242
Treatment charges	(8)		77	—
Noncash and other costs, net	—		89	—
Other revenue adjustments, primarily for pricing on prior period open sales	5		—	—
Eliminations and other	28		31	—
U.S. copper mines	3,344		2,426	242
Other mining[d]	12,887		8,348	867
Corporate, other & eliminations[e]	(2,921)		(2,736)	25
As reported in our consolidated financial statements	$13,310		$8,038	$1,134
a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold sales of 7 thousand ounces ($3,249 per ounce average realized price), silver sales of 1.0 million ounces ($34.84 per ounce average realized price) and related production costs.
c.Includes charges totaling $40 million ($0.07 per pound of copper) for feasibility and optimization studies.
d.Represents the combined total for South America and Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
e.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2026
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,496		$1,496	$228	$1,724
Site production and delivery, before net noncash and other costs shown below	816		714	116	830
By-product credits	(221)		—	—	—
Treatment charges	10		10	—	10
Royalty on metals	3		2	1	3
Net cash costs	608		726	117	843
DD&A	107		94	13	107
Noncash and other costs, net	26	[b]	24	2	26
Total costs	741		844	132	976
Other revenue adjustments, primarily for pricing on prior period open sales	91		91	7	98
Gross profit	$846		$743	$103	$846

Copper sales (millions of recoverable pounds)	245		245

Gross profit per pound of copper:

Revenues, excluding adjustments	$6.11		$6.11
Site production and delivery, before net noncash and other costs shown below	3.33		2.92
By-product credits	(0.90)		—
Treatment charges	0.04		0.04
Royalty on metals	0.01		0.01
Unit net cash costs	2.48		2.97
DD&A	0.44		0.38
Noncash and other costs, net	0.11	[b]	0.10
Total unit costs	3.03		3.45
Other revenue adjustments, primarily for pricing on prior period open sales	0.37		0.37
Gross profit per pound	$3.45		$3.03

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,724		$830	$107
Treatment charges	(10)		—	—
Royalty on metals	(3)		—	—
Noncash and other costs, net	—		26	—
Other revenue adjustments, primarily for pricing on prior period open sales	98		—	—
Eliminations and other	1		—	—
South America operations	1,810		856	107
Other mining[c]	7,237		5,389	394
Corporate, other & eliminations[d]	(2,018)		(1,925)	22
As reported in our consolidated financial statements	$7,029		$4,320	$523

a.Includes silver sales of 0.8 million ounces ($62.23 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $10 million ($0.04 per pound of copper) for inventory write-offs and $9 million ($0.04 per pound of copper) for feasibility and optimization studies.
c.Represents the combined total for U.S. copper mines, Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
d.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended June 30, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,184		$1,184	$115	$1,299
Site production and delivery, before net noncash and other costs shown below	732		672	76	748
By-product credits	(98)		—	—	—
Treatment charges	16		16	—	16
Royalty on metals	2		2	—	2
Net cash costs	652		690	76	766
DD&A	113		103	10	113
Noncash and other costs, net	21	[b]	20	1	21
Total costs	786		813	87	900
Other revenue adjustments, primarily for pricing on prior period open sales	(19)		(19)	(1)	(20)
Gross profit	$379		$352	$27	$379

Copper sales (millions of recoverable pounds)	265		265

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.47		$4.47
Site production and delivery, before net noncash and other costs shown below	2.76		2.53
By-product credits	(0.37)		—
Treatment charges	0.06		0.06
Royalty on metals	0.01		0.01
Unit net cash costs	2.46		2.60
DD&A	0.42		0.39
Noncash and other costs, net	0.08	[b]	0.08
Total unit costs	2.96		3.07
Other revenue adjustments, primarily for pricing on prior period open sales	(0.07)		(0.07)
Gross profit per pound	$1.44		$1.33

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,299		$748	$113
Treatment charges	(16)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		21	—
Other revenue adjustments, primarily for pricing on prior period open sales	(20)		—	—
Eliminations and other	—		(1)	—
South America operations	1,261		768	113
Other mining[c]	7,830		4,950	541
Corporate, other & eliminations[d]	(1,509)		(1,436)	14
As reported in our consolidated financial statements	$7,582		$4,282	$668

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
d.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2026
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$2,969		$2,969	$431	$3,400
Site production and delivery, before net noncash and other costs shown below	1,595		1,403	220	1,623
By-product credits	(416)		—	—	—
Treatment charges	12		12	—	12
Royalty on metals	5		5	—	5
Net cash costs	1,196		1,420	220	1,640
DD&A	210		184	26	210
Noncash and other costs, net	43	[b]	40	3	43
Total costs	1,449		1,644	249	1,893
Other revenue adjustments, primarily for pricing on prior period open sales	47		47	13	60
Gross profit	$1,567		$1,372	$195	$1,567

Copper sales (millions of recoverable pounds)	493		493

Gross profit per pound of copper:

Revenues, excluding adjustments	$6.03		$6.03
Site production and delivery, before net noncash and other costs shown below	3.25		2.85
By-product credits	(0.85)		—
Treatment charges	0.02		0.02
Royalty on metals	0.01		0.01
Unit net cash costs	2.43		2.88
DD&A	0.42		0.38
Noncash and other costs, net	0.09	[b]	0.08
Total unit costs	2.94		3.34
Other revenue adjustments, primarily for pricing on prior period open sales	0.09		0.09
Gross profit per pound	$3.18		$2.78

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$3,400		$1,623	$210
Treatment charges	(12)		—	—
Royalty on metals	(5)		—	—
Noncash and other costs, net	—		43	—
Other revenue adjustments, primarily for pricing on prior period open sales	60		—	—
Eliminations and other	1		(1)	—
South America operations	3,444		1,665	210
Other mining[c]	13,751		10,501	785
Corporate, other & eliminations[d]	(3,932)		(3,781)	42
As reported in our consolidated financial statements	$13,263		$8,385	$1,037

a.Includes silver sales of 1.6 million ounces ($69.33 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $20 million ($0.04 per pound of copper) for feasibility and optimization studies and $10 million ($0.02 per pound of copper) for inventory write-offs.
c.Represents the combined total for U.S. copper mines, Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
d.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Six Months Ended June 30, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$2,371		$2,371	$250	$2,621
Site production and delivery, before net noncash and other costs shown below	1,491		1,360	163	1,523
By-product credits	(220)		—	—	—
Treatment charges	36		36	—	36
Royalty on metals	3		3	—	3
Net cash costs	1,310		1,399	163	1,562
DD&A	225		203	22	225
Noncash and other costs, net	35	[b]	34	1	35
Total costs	1,570		1,636	186	1,822
Other revenue adjustments, primarily for pricing on prior period open sales	54		54	2	56
Gross profit	$855		$789	$66	$855

Copper sales (millions of recoverable pounds)	540		540

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.39		$4.39
Site production and delivery, before net noncash and other costs shown below	2.76		2.51
By-product credits	(0.41)		—
Treatment charges	0.07		0.07
Royalty on metals	0.01		0.01
Unit net cash costs	2.43		2.59
DD&A	0.42		0.38
Noncash and other costs, net	0.06	[b]	0.06
Total unit costs	2.91		3.03
Other revenue adjustments, primarily for pricing on prior period open sales	0.10		0.10
Gross profit per pound	$1.58		$1.46

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$2,621		$1,523	$225
Treatment charges	(36)		—	—
Royalty on metals	(3)		—	—
Noncash and other costs, net	—		35	—
Other revenue adjustments, primarily for pricing on prior period open sales	56		—	—
Eliminations and other	(1)		(2)	(1)
South America operations	2,637		1,556	224
Other mining[c]	13,594		9,218	885
Corporate, other & eliminations[d]	(2,921)		(2,736)	25
As reported in our consolidated financial statements	$13,310		$8,038	$1,134

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
d.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended June 30, 2026
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues	$935		$935		$535	$70	$1,540
Site production and delivery, before net noncash and other costs shown below	354		215		123	16	354
By-product credits	(605)		—		—	—	—
Treatment charges	71		43		25	3	71
Royalty on metals	57		35		21	1	57
Net cash (credits) costs	(123)		293		169	20	482
DD&A	228	[b]	138		79	11	228
Noncash and other costs, net	300	[c]	182		104	14	300
Total costs	405		613		352	45	1,010
Gross profit	$530		$322		$183	$25	$530

Copper sales (millions of recoverable pounds)	153		153
Gold sales (thousands of recoverable ounces)					118

Gross profit per pound of copper/per ounce of gold:

Revenues	$6.12		$6.12		$4,529
Site production and delivery, before net noncash and other costs shown below	2.30		1.41		1,040
By-product credits	(3.96)		—		—
Treatment charges	0.47		0.28		209
Royalty on metals	0.38		0.23		176
Unit net cash (credits) costs	(0.81)		1.92		1,425
DD&A	1.50	[b]	0.90		671
Noncash and other costs, net	1.96	[c]	1.19		880
Total unit costs	2.65		4.01		2,976
Gross profit per pound/ounce	$3.47		$2.11		$1,553

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$1,540		$354		$228
Treatment charges	—		71	[d]	—
Royalty on metals	(57)		—		—
Noncash and other costs, net	—		300		—
Eliminations and other	—		(1)		—
Indonesia operations	1,483		724		228
Other mining[e]	7,564		5,521		273
Corporate, other & eliminations[f]	(2,018)		(1,925)		22
As reported in our consolidated financial statements	$7,029		$4,320		$523

a.Includes silver sales of 0.6 million ounces ($69.25 per ounce average realized price) and incremental metals and sulfuric acid produced by PT Smelting and PTFI’s downstream processing facilities.
b.Includes $79 million ($0.52 per pound of copper) of idle facility costs associated with the September 2025 external mud rush incident.
c.Includes $284 million ($1.86 per pound of copper) of idle facility and restoration costs associated with the September 2025 external mud rush incident.
d.Primarily represents tolling costs paid to PT Smelting, and excludes idle facility related tolling fees that are included in noncash and other costs, net (refer to note c above).
e.Represents the combined total for U.S. copper mines, South America operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
f.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended June 30, 2025
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$1,953		$1,953		$1,708	$49	$3,710
Site production and delivery, before net noncash and other costs shown below	960		505		442	13	960
By-product credits	(1,765)		—		—	—	—
Treatment charges	88		46		41	1	88
Export duties	146		77		66	3	146
Royalty on metals	133		70		62	1	133
Net cash (credits) costs	(438)		698		611	18	1,327
DD&A	389		205		179	5	389
Noncash and other costs, net	78	[b]	41		36	1	78
Total costs	29		944		826	24	1,794
Other revenue adjustments, primarily for pricing on prior period open sales	(21)		(21)		9	(1)	(13)
Gross profit	$1,903		$988		$891	$24	$1,903

Copper sales (millions of recoverable pounds)	443		443
Gold sales (thousands of recoverable ounces)					518

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.40		$4.40		$3,290
Site production and delivery, before net noncash and other costs shown below	2.17		1.14		854
By-product credits	(3.98)		—		—
Treatment charges	0.19		0.11		77
Export duties	0.33		0.17		128
Royalty on metals	0.30		0.16		120
Unit net cash (credits) costs	(0.99)		1.58		1,179
DD&A	0.88		0.46		346
Noncash and other costs, net	0.18	[b]	0.09		70
Total unit costs	0.07		2.13		1,595
Other revenue adjustments, primarily for pricing on prior period open sales	(0.05)		(0.05)		26
Gross profit per pound/ounce	$4.28		$2.22		$1,721

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$3,710		$960		$389
Treatment charges	(2)		86	[c]	—
Export duties	(146)		—		—
Royalty on metals	(133)		—		—
Noncash and other costs, net	—		78		—
Other revenue adjustments, primarily for pricing on prior period open sales	(13)		—		—
Other	1		—		—
Indonesia operations	3,417		1,124		389
Other mining[d]	5,674		4,594		265
Corporate, other & eliminations[e]	(1,509)		(1,436)		14
As reported in our consolidated financial statements	$7,582		$4,282		$668

a.Includes silver sales of 1.1 million ounces ($34.47 per ounce average realized price) and incremental metals and sulfuric acid produced by PT Smelting and PTFI’s downstream processing facilities.
b.Includes charges totaling $58 million ($0.13 per pound of copper) for operational readiness and start-up costs associated with PTFI’s downstream processing facilities and $7 million ($0.02 per pound of copper) for remediation costs related to the October 2024 incident at PTFI’s smelter.
c.Primarily represents tolling costs paid to PT Smelting.
d.Represents the combined total for U.S. copper mines, South America operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
e.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Six Months Ended June 30, 2026
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$1,420		$1,420		$1,100	$134	$2,654
Site production and delivery, before net noncash and other costs shown below	593		317		246	30	593
By-product credits	(1,236)		—		—	—	—
Treatment charges	121		65		50	6	121
Royalty on metals	108		60		45	3	108
Net cash (credits) costs	(414)		442		341	39	822
DD&A	422	[b]	226		175	21	422
Noncash and other costs, net	722	[c]	386		299	37	722
Total costs	730		1,054		815	97	1,966
Other revenue adjustments, primarily for pricing on prior period open sales	8		8		2	—	10
Gross profit	$698		$374		$287	$37	$698

Copper sales (millions of recoverable pounds)	235		235
Gold sales (thousands of recoverable ounces)					234

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$6.04		$6.04		$4,709
Site production and delivery, before net noncash and other costs shown below	2.52		1.35		1,052
By-product credits	(5.26)		—		—
Treatment charges	0.52		0.28		215
Royalty on metals	0.46		0.25		193
Unit net cash (credits) costs	(1.76)		1.88		1,460
DD&A	1.79	[b]	0.96		748
Noncash and other costs, net	3.07	[c]	1.64		1,281
Total unit costs	3.10		4.48		3,489
Other revenue adjustments, primarily for pricing on prior period open sales	0.03		0.03		5
Gross profit per pound/ounce	$2.97		$1.59		$1,225

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$2,654		$593		$422
Treatment charges	(2)		119	[d]	—
Royalty on metals	(108)		—		—
Noncash and other costs, net	—		722		—
Other revenue adjustments, primarily for pricing on prior period open sales	10		—		—
Eliminations and other	1		—		—
Indonesia operations	2,555		1,434		422
Other mining[e]	14,640		10,732		573
Corporate, other & eliminations[f]	(3,932)		(3,781)		42
As reported in our consolidated financial statements	$13,263		$8,385		$1,037

a.Includes silver sales of 1.1 million ounces ($76.66 per ounce average realized price) and incremental metals and sulfuric acid produced by PT Smelting and PTFI’s downstream processing facilities.
b.Includes $172 million ($0.73 per pound of copper) of idle facility costs associated with the September 2025 external mud rush incident.
c.Includes $690 million ($2.93 per pound of copper) of idle facility and restoration costs associated with the September 2025 external mud rush incident.
d.Primarily represents tolling costs paid to PT Smelting, and excludes idle facility related tolling fees that are included in noncash and other costs, net (refer to note c above).
e.Represents the combined total for U.S. copper mines, South America operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
f.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Six Months Ended June 30, 2025
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$3,190		$3,190		$2,101	$70	$5,361
Site production and delivery, before net noncash and other costs shown below	1,392		828		546	18	1,392
By-product credits	(2,188)		—		—	—	—
Treatment charges	144		86		56	2	144
Export duties	202		119		79	4	202
Royalty on metals	199		118		80	1	199
Net cash (credits) costs	(251)		1,151		761	25	1,937
DD&A	575		342		225	8	575
Noncash and other costs, net	175	[b]	104		69	2	175
Total costs	499		1,597		1,055	35	2,687
Other revenue adjustments, primarily for pricing on prior period open sales	19		19		16	1	36
Gross profit	$2,710		$1,612		$1,062	$36	$2,710

Copper sales (millions of recoverable pounds)	733		733
Gold sales (thousands of recoverable ounces)					643

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.35		$4.35		$3,260
Site production and delivery, before net noncash and other costs shown below	1.90		1.13		848
By-product credits	(2.98)		—		—
Treatment charges	0.19		0.12		87
Export duties	0.28		0.16		123
Royalty on metals	0.27		0.16		125
Unit net cash (credits) costs	(0.34)		1.57		1,183
DD&A	0.78		0.47		350
Noncash and other costs, net	0.24	[b]	0.14		107
Total unit costs	0.68		2.18		1,640
Other revenue adjustments, primarily for pricing on prior period open sales	0.03		0.03		31
Gross profit per pound/ounce	$3.70		$2.20		$1,651

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$5,361		$1,392		$575
Treatment charges	(9)		135	[c]	—
Export duties	(202)		—		—
Royalty on metals	(199)		—		—
Noncash and other costs, net	—		175		—
Other revenue adjustments, primarily for pricing on prior period open sales	36		—		—
Indonesia operations	4,987		1,702		575
Other mining[d]	11,244		9,072		534
Corporate, other & eliminations[e]	(2,921)		(2,736)		25
As reported in our consolidated financial statements	$13,310		$8,038		$1,134
a.Includes silver sales of 1.5 million ounces ($33.78 per ounce average realized price) and incremental metals and sulfuric acid produced by PT Smelting and PTFI’s downstream processing facilities.
b.Includes charges totaling (i) $102 million ($0.14 per pound of copper) for operational readiness and start-up costs associated with PTFI’s downstream processing facilities, (ii) $30 million ($0.04 per pound of copper) for remediation costs related to the October 2024 incident at PTFI’s smelter and (iii) $24 million ($0.03 per pound of copper) related to the reversal of previously capitalized land lease costs associated with PTFI’s downstream processing facilities.
c.Primarily represents tolling costs paid to PT Smelting.
d.Represents the combined total for U.S. copper mines, South America operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
e.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended June 30,
(In millions)	2026		2025

Revenues, excluding adjustments[a]	$211		$189
Site production and delivery, before net noncash and other costs shown below	138		122
Treatment charges and other	7		9
Net cash costs	145		131
DD&A	22		26
Noncash and other costs, net	13	[b]	6
Total costs	180		163
Gross profit	$31		$26

Molybdenum sales (millions of recoverable pounds)[a]	8		9

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$27.82		$20.52
Site production and delivery, before net noncash and other costs shown below	18.19		13.20
Treatment charges and other	1.01		1.00
Unit net cash costs	19.20		14.20
DD&A	2.83		2.83
Noncash and other costs, net	1.76	[b]	0.64
Total unit costs	23.79		17.67
Gross profit per pound	$4.03		$2.85

Reconciliation to Amounts Reported
			Production
Three Months Ended June 30, 2026	Revenues		and Delivery	DD&A
Totals presented above	$211		$138	$22
Treatment charges and other	(7)		—	—
Noncash and other costs, net	—		13	—
Molybdenum mines	204		151	22
Other mining[c]	8,843		6,094	479
Corporate, other & eliminations[d]	(2,018)		(1,925)	22
As reported in our consolidated financial statements	$7,029		$4,320	$523

Three Months Ended June 30, 2025
Totals presented above	$189		$122	$26
Treatment charges and other	(9)		—	—
Noncash and other costs, net	—		6	—
Molybdenum mines	180		128	26
Other mining[c]	8,911		5,590	628
Corporate, other & eliminations[d]	(1,509)		(1,436)	14
As reported in our consolidated financial statements	$7,582		$4,282	$668

a.Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.
b.Includes charges totaling $7 million ($0.90 per pound of molybdenum) for inventory write-offs.
c.Represents the combined total for U.S. copper mines, South America and Indonesia operations, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
d.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments,” which also includes amounts associated with our molybdenum sales company, including sales of molybdenum produced by the Molybdenum mines and by certain of the U.S. copper mines and the Cerro Verde mine.

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Six Months Ended June 30,
(In millions)	2026		2025

Revenues, excluding adjustments[a]	$432		$375
Site production and delivery, before net noncash and other costs shown below	267		238
Treatment charges and other	16		18
Net cash costs	283		256
DD&A	46		52
Noncash and other costs, net	20	[b]	12
Total costs	349		320
Gross profit	$83		$55

Molybdenum sales (millions of recoverable pounds)[a]	17		18

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$26.42		$20.43
Site production and delivery, before net noncash and other costs shown below	16.33		12.95
Treatment charges and other	0.98		1.01
Unit net cash costs	17.31		13.96
DD&A	2.82		2.83
Noncash and other costs, net	1.22	[b]	0.63
Total unit costs	21.35		17.42
Gross profit per pound	$5.07		$3.01

Reconciliation to Amounts Reported

			Production
Six Months Ended June 30, 2026	Revenues		and Delivery	DD&A
Totals presented above	$432		$267	$46
Treatment charges and other	(16)		—	—
Noncash and other costs, net	—		20	—
Molybdenum mines	416		287	46
Other mining[c]	16,779		11,879	949
Corporate, other & eliminations[d]	(3,932)		(3,781)	42
As reported in our consolidated financial statements	$13,263		$8,385	$1,037

Six Months Ended June 30, 2025
Totals presented above	$375		$238	$52
Treatment charges and other	(18)		—	—
Noncash and other costs, net	—		12	—
Molybdenum mines	357		250	52
Other mining[c]	15,874		10,524	1,057
Corporate, other & eliminations[d]	(2,921)		(2,736)	25
As reported in our consolidated financial statements	$13,310		$8,038	$1,134

a.Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.
b.Includes charges totaling $7 million ($0.42 per pound of molybdenum) for inventory write-offs.
c.Represents the combined total for U.S. copper mines, South America and Indonesia operations, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
d.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments,” which also includes amounts associated with our molybdenum sales company, including sales of molybdenum produced by the Molybdenum mines and by certain of the U.S. copper mines and the Cerro Verde mine.

CAUTIONARY STATEMENT

Our discussion and analysis contain forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections or expectations relating to business outlook, strategy, goals or targets; restoration and remediation efforts, and phased ramp-up of production and downstream processing following the September 2025 external mud rush incident at PTFI’s Grasberg Block Cave underground mine and the anticipated impact on our business, production, sales, results of operations and operating plans; global market conditions, including trade policies; ore grades and milling rates; production and sales volumes; higher variability between PTFI production and sales; unit net cash costs (credits) and operating costs; capital expenditures; operating plans, including mine sequencing; cash flows; liquidity; the life of resource extension of operating rights in the Grasberg minerals district, including the extension of PTFI’s IUPK beyond 2041; timing of shipments of inventoried production; our sustainability-related commitments, aspirations and targets; our overarching commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; achievement of our 2030 climate targets and our 2050 net zero aspiration; improvements in operating procedures and technology innovations and applications; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities and investment decisions; tax rates; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal and environmental proceedings; debt repurchases; and the ongoing implementation of our financial policy and future returns to common stockholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “could,” “to be,” “potential,” “assumptions,” “guidance,” “aspirations,” “future,” “commitments,” “pursues,” “initiatives,” “objectives,” “opportunities,” “strategy” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable), and timing and amount of any share repurchases are at the discretion of our Board and management, respectively, and are subject to a number of factors, including not exceeding our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board or management, as applicable. Our share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper and gold; changes in export duties and tariff rates; production rates; timing of shipments and sales; reduced customer demand or capacity; changes in the terms of arrangements or contracts; PTFI’s ability to repair mud rush incident-related damage, implement enhanced operating procedures, safely restart with a phased ramp-up and achieve full operating rates of production and downstream processing on the expected timeline and optimize production plans; resolve force majeure declarations and maintain relationships with commercial counterparties; price and availability of consumables and components we purchase as well as constraints on supply and logistics, and transportation services; changes in cash requirements, financial position, financing or investment plans; changes in general market, economic, geopolitical, regulatory or industry conditions, including market volatility regarding trade policies and tariff uncertainty; reductions in liquidity and access to capital; changes in tax laws and regulations; political and social risks, including the potential effects of violence in Indonesia, civil unrest in Peru, and relations with local communities and Indigenous Peoples; operational risks inherent in mining, with higher inherent risks in underground mining; mine sequencing; changes in mine plans or operational modifications, delays, deferrals or cancellations, including the ability to smelt and refine or inventory production; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; satisfaction of requirements in accordance with PTFI’s IUPK to extend mining rights from 2031 through 2041; delays in Indonesia government approvals or failure to obtain Indonesia government approval, including on the terms of the MOU and relating to the amendment to the IUPK to extend PTFI’s operating rights beyond 2041; delays in consummating the terms of the MOU, including entering into any definitive agreements; cybersecurity risks; any major public health crisis; labor relations, including labor-related work stoppages and increased costs; compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks, including availability of secure water supplies; impacts, expenses or results from litigation or investigations; tailings management; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2025 Form 10-K and Part II, Item 1A. herein.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the six-month period ended June 30, 2026. For further discussion on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2025 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices, refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q.

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at June 30, 2026.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

***
We are required to comply with a wide range of laws and regulations in the countries where we operate or do business. For example, our international operations must comply with the U.S. Foreign Corrupt Practices Act (FCPA) and similar anti-corruption and anti-bribery laws of the other jurisdictions in which we operate. We are investigating whether activities of PT Smelting may have violated aspects of the FCPA or other laws, including laws of non-U.S. jurisdictions. PT Smelting is an Indonesia joint venture between PTFI and Mitsubishi Materials Corporation (MMC), and an affiliate of MMC serves as operator of PT Smelting. As previously reported, we voluntarily notified the SEC and U.S. Department of Justice that we had engaged outside counsel to conduct the investigation of PT Smelting’s activities. On March 17, 2026, the SEC notified us that it does not intend to pursue an enforcement action. Any determination that operations or activities are not in compliance with existing laws, including the FCPA, could result in the imposition of fines, penalties and equitable remedies. We cannot currently predict the outcome of our investigation.
***

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended June 30, 2026.

The following table sets forth information with respect to shares of FCX common stock purchased by us during the quarter ended June 30, 2026, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
April 1-30, 2026	—	$—	—	$2,905,970,595
May 1-31, 2026	—	$—	—	$2,905,970,595
June 1-30, 2026	1,709,946	$64.34	1,709,946	$2,795,951,266
Total	1,709,946	$64.34	1,709,946
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

Item 5. Other Information.

During the quarter ended June 30, 2026, no director or officer of FCX adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

Filed
Exhibit		with this	Incorporated by Reference
Number	Exhibit Title	Form 10-Q	Form	File No.	Date Filed
2.1	PTFI Divestment Agreement dated as of September 27, 2018 among FCX, International Support LLC, PT Freeport Indonesia, PT Indocopper Investama and PT Indonesia Asahan Aluminium (Persero).		10-Q	001-11307-01	11/9/2018
2.2	Supplemental and Amendment Agreement to the PTFI Divestment Agreement, dated December 21, 2018, among FCX, PT Freeport Indonesia, PT Indonesia Papua Metal Dan Mineral (f/k/a PT Indocopper Investama), PT Indonesia Asahan Aluminium (Persero) and International Support LLC.		10-K	001-11307-01	2/15/2019
3.1	Composite Certificate of Incorporation of FCX.		10-Q	001-11307-01	8/7/2024
3.2	Amended and Restated By-Laws of FCX, effective as of June 11, 2024.		8-K	001-11307-01	6/12/2024
10.1	Revolving Credit Agreement dated as of May 14, 2026, among FCX, PT Freeport Indonesia, JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and each of the lenders and issuing banks party thereto.		8-K	001-11307-01	5/20/2026
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.	X
95.1	Mine Safety and Health Administration Safety Data.	X
101.INS	XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	X
104	The cover page from this Quarterly Report on Form 10-Q, formatted in Inline XBRL and contained in Exhibit 101.	X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Freeport-McMoRan Inc.

By:	/s/ Ellie L. Mikes
Ellie L. Mikes
Vice President and Chief Accounting Officer
(authorized signatory
and Principal Accounting Officer)

Date:  August 6, 2026
S-1