Form 10-Q
period 2026-09-30
FREEPORT-MCMORAN INC
filed 2026-11-06
CIK 831259

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
On October 31, 2026, there were issued and outstanding 1,434,936,034 shares of the registrant’s common stock, par value $0.10 per share.

Freeport-McMoRan Inc.

Part I.FINANCIAL INFORMATION

Item 1.Financial Statements.

Freeport-McMoRan Inc.
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2026	December 31, 2025
	(In Millions)
ASSETS
Current assets:
Cash and cash equivalents	$4,335	$3,824
Restricted cash and cash equivalents	279	230
Trade accounts receivable	880	977
Value-added and other tax receivables	748	686
Inventories:
Product	3,769	3,332
Materials and supplies, net	2,938	2,738
Mill and leach stockpiles	1,727	1,423
Other current assets	629	580
Total current assets	15,305	13,790
Property, plant, equipment and mine development costs, net	42,327	40,736
Long-term tax receivables	1,104	810
Long-term mill and leach stockpiles	1,024	1,173
Other assets	1,719	1,658
Total assets	$61,479	$58,167

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$4,727	$4,565
Current portion of debt	1,680	466
Accrued income taxes	590	456
Current portion of environmental and asset retirement obligations	374	313
Dividends payable - common stock	218	219
Total current liabilities	7,589	6,019
Long-term debt, less current portion	7,718	8,913
Environmental and asset retirement obligations, less current portion	5,609	5,541
Deferred income taxes	4,772	4,622
Long-term leases, less current portion	958	1,010
Other liabilities	1,220	1,296
Total liabilities	27,866	27,401

Equity:
Stockholders’ equity:
Common stock	163	163
Capital in excess of par value	23,674	23,680
Retained earnings	3,775	1,385
Accumulated other comprehensive loss	(302)	(305)
Common stock held in treasury	(6,329)	(6,024)
Total stockholders’ equity	20,981	18,899
Noncontrolling interests	12,632	11,867
Total equity	33,613	30,766
Total liabilities and equity	$61,479	$58,167

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In Millions, Except Per Share Amounts)
Revenues	$7,546	$6,972	$20,809	$20,282
Cost of sales:
Production and delivery	4,479	4,205	12,864	12,243
Depreciation, depletion and amortization	520	625	1,557	1,759
Total cost of sales	4,999	4,830	14,421	14,002
Selling, general and administrative expenses	131	131	428	412
Exploration and research expenses	55	55	146	140
Environmental obligations and shutdown costs	8	—	38	37
Gain on PT Freeport Indonesia (PTFI) mud rush incident insurance settlement	—	—	(699)	—
Gain on sale of assets	—	(16)	(18)	(16)
Total costs and expenses	5,193	5,000	14,316	14,575
Operating income	2,353	1,972	6,493	5,707
Interest expense, net	(86)	(107)	(295)	(259)
Other income, net	25	59	58	158
Income before income taxes and equity in affiliated companies’ net earnings (losses)	2,292	1,924	6,256	5,606
Provision for income taxes	(610)	(669)	(1,807)	(2,019)
Equity in affiliated companies’ net earnings (losses)	6	(8)	17	—
Net income	1,688	1,247	4,466	3,587
Net income attributable to noncontrolling interests	(514)	(573)	(1,427)	(1,789)
Net income attributable to common stockholders	$1,174	$674	$3,039	$1,798

Net income per share attributable to common stockholders:
Basic	$0.81	$0.46	$2.11	$1.25
Diluted	$0.81	$0.46	$2.10	$1.24

Weighted-average shares of common stock outstanding:
Basic	1,437	1,437	1,438	1,437
Diluted	1,442	1,443	1,443	1,443

Dividends declared per share of common stock	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(In Millions)
Net income	$1,688	$1,247	$4,466	$3,587

Other comprehensive income, net of taxes:
Defined benefit plans:
Amortization of unrecognized amounts included in net periodic benefit costs	1	1	3	4
Other comprehensive income	1	1	3	4

Total comprehensive income	1,689	1,248	4,469	3,591
Total comprehensive income attributable to noncontrolling interests	(514)	(573)	(1,427)	(1,789)
Total comprehensive income attributable to common stockholders	$1,175	$675	$3,042	$1,802

The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2026	2025
	(In Millions)
Cash flow from operating activities:
Net income	$4,466	$3,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,557	1,759
Gain on PTFI mud rush incident insurance settlement	(699)	—
Proceeds from PTFI mud rush incident insurance settlement	699	—
Gain on sale of assets	(18)	(16)
Net charges for environmental and asset retirement obligations, including accretion	237	166
Payments for environmental and asset retirement obligations	(151)	(177)
Stock-based compensation	131	98
Net charges for defined pension and postretirement plans	34	43
Pension plan contributions	(59)	(29)
Deferred income taxes	149	(16)
Charges for PTFI social investment programs	40	77
Payments for PTFI social investment programs	(35)	(44)
Other, net	18	(21)
Changes in working capital and other:
Accounts receivable	(30)	(433)
Inventories	(601)	(113)
Other current assets	(69)	46
Accounts payable and accrued liabilities	(64)	283
Accrued income taxes and timing of other tax payments	(81)	(293)
Net cash provided by operating activities	5,524	4,917

Cash flow from investing activities:
Capital expenditures:
U.S. copper mines	(827)	(843)
South America operations	(477)	(287)
Indonesia operations	(1,435)	(1,927)
Molybdenum mines	(69)	(74)
Other	(428)	(358)
Acquisition of additional ownership interest in Cerro Verde	(107)	—
Other, net	30	47
Net cash used in investing activities	(3,313)	(3,442)

Cash flow from financing activities:
Proceeds from debt	2,919	2,180
Repayments of debt	(2,904)	(1,843)
Finance lease payments	(32)	(24)
Cash dividends and distributions paid:
Common stock	(650)	(649)
Noncontrolling interests	(625)	(1,274)
Treasury stock purchases	(305)	(107)
Proceeds from exercised stock options	27	6
Payments for withholding of employee taxes related to stock-based awards	(44)	(22)
Debt issuance costs	(11)	—
Net cash used in financing activities	(1,625)	(1,733)

Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	586	(258)
Cash and cash equivalents and restricted cash and cash equivalents at beginning of year	4,173	4,911
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$4,759	$4,653
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
THREE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
	Common Stock			Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at June 30, 2026	1,630	$163	$23,659	$2,817	$(303)	194	$(6,227)	$20,109	$12,113	$32,222
Exercised and issued stock-based awards	1	—	4	—	—	—	—	4	—	4
Stock-based compensation, including the tender of shares	—	—	16	—	—	—	—	16	—	16
Treasury stock purchases	—	—	—	—	—	2	(102)	(102)	—	(102)
Dividends	—	—	—	(216)	—	—	—	(216)	—	(216)
Contributions from noncontrolling interests	—	—	(5)	—	—	—	—	(5)	5	—
Net income attributable to common stockholders	—	—	—	1,174	—	—	—	1,174	—	1,174
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	514	514
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at September 30, 2026	1,631	$163	$23,674	$3,775	$(302)	196	$(6,329)	$20,981	$12,632	$33,613

	Stockholders’ Equity
	Common Stock			Retained Earnings	Accum- ulated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at June 30, 2025	1,626	$163	$23,642	$738	$(311)	191	$(6,024)	$18,208	$11,788	$29,996
Exercised and issued stock-based awards	—	—	3	—	—	—	—	3	—	3
Stock-based compensation, including the tender of shares	—	—	15	—	—	—	—	15	(2)	13
Dividends	—	—	—	(216)	—	—	—	(216)	(649)	(865)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Net income attributable to common stockholders	—	—	—	674	—	—	—	674	—	674
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	573	573
Other comprehensive income	—	—	—	—	1	—	—	1	—	1
Balance at September 30, 2025	1,626	$163	$23,660	$1,196	$(310)	191	$(6,024)	$18,685	$11,712	$30,397
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)
NINE MONTHS ENDED SEPTEMBER 30

	Stockholders’ Equity
	Common Stock			Retained Earnings	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2025	1,627	$163	$23,680	$1,385	$(305)	191	$(6,024)	$18,899	$11,867	$30,766
Exercised and issued stock-based awards	4	—	26	—	—	—	—	26	—	26
Stock-based compensation, including the tender of shares	—	—	48	—	—	—	—	48	(8)	40
Treasury stock purchases	—	—	—	—	—	5	(305)	(305)	—	(305)
Acquisition of additional ownership interest in Cerro Verde	—	—	(73)	—	—	—	—	(73)	(36)	(109)
Dividends	—	—	—	(649)	—	—	—	(649)	(625)	(1,274)
Contributions from noncontrolling interests	—	—	(7)	—	—	—	—	(7)	7	—
Net income attributable to common stockholders	—	—	—	3,039	—	—	—	3,039	—	3,039
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,427	1,427
Other comprehensive income	—	—	—	—	3	—	—	3	—	3
Balance at September 30, 2026	1,631	$163	$23,674	$3,775	$(302)	196	$(6,329)	$20,981	$12,632	$33,613

	Stockholders’ Equity
	Common Stock			(Accum-ulated Deficit) Retained Earnings	Accumu- lated Other Compre- hensive Loss	Common Stock Held in Treasury		Total Stock-holders’ Equity
	Number of Shares	At Par Value	Capital in Excess of Par Value			Number of Shares	At Cost		Non- controlling Interests	Total Equity

	(In Millions)
Balance at December 31, 2024	1,624	$162	$23,797	$(170)	$(314)	187	$(5,894)	$17,581	$11,197	$28,778
Exercised and issued stock-based awards	2	1	4	—	—	—	—	5	—	5
Stock-based compensation, including the tender of shares	—	—	75	—	—	1	(23)	52	(2)	50
Treasury stock purchases	—	—	—	—	—	3	(107)	(107)	—	(107)
Dividends	—	—	(216)	(432)	—	—	—	(648)	(1,274)	(1,922)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	2	2
Net income attributable to common stockholders	—	—	—	1,798	—	—	—	1,798	—	1,798
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	—	1,789	1,789
Other comprehensive income	—	—	—	—	4	—	—	4	—	4
Balance at September 30, 2025	1,626	$163	$23,660	$1,196	$(310)	191	$(6,024)	$18,685	$11,712	$30,397
The accompanying notes are an integral part of these consolidated financial statements.

Freeport-McMoRan Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

NOTE 1. GENERAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all information and disclosures required by generally accepted accounting principles (GAAP) in the United States (U.S.). Therefore, this information should be read in conjunction with Freeport-McMoRan Inc.’s (FCX) consolidated financial statements and notes contained in its annual report on Form 10-K for the year ended December 31, 2025 (2025 Form 10-K). The information furnished herein reflects all adjustments that are, in the opinion of management, necessary for a fair statement of the results for the interim periods reported. All such adjustments are, in the opinion of management, of a normal recurring nature. Operating results for the nine-month period ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. Dollar amounts in tables are stated in millions, except per share amounts.

Cerro Verde. In May 2026, FCX purchased 2.0 million shares of Cerro Verde common stock for $107 million, increasing FCX’s ownership interest in Cerro Verde from 55.08% to 55.66%. As a result of the transaction, the carrying value of Cerro Verde’s noncontrolling interest was reduced by $36 million, and $73 million was recorded to reduce capital in excess of par value, including a $2 million deferred tax impact.

Subsequent Events. FCX evaluated events after September 30, 2026, and through the date the consolidated financial statements were issued and determined that any events and transactions occurring during this period that would require recognition or disclosure are appropriately addressed in these consolidated financial statements.

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

Reconciliations of net income and weighted-average shares of common stock outstanding for purposes of calculating basic and diluted net income per share follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$1,688	$1,247	$4,466	$3,587
Net income attributable to noncontrolling interests	(514)	(573)	(1,427)	(1,789)
Undistributed dividends and earnings allocated to participating securities	(8)	(7)	(9)	(7)
Net income attributable to common stockholders	$1,166	$667	$3,030	$1,791

Basic weighted-average shares of common stock outstanding	1,437	1,437	1,438	1,437
Add shares issuable upon exercise or vesting of dilutive stock options and restricted stock units	5	6	5	6
Diluted weighted-average shares of common stock outstanding	1,442	1,443	1,443	1,443

Net income per share attributable to common stockholders:
Basic	$0.81	$0.46	$2.11	$1.25
Diluted	$0.81	$0.46	$2.10	$1.24

Shares associated with outstanding stock options with exercise prices greater than the average market price of FCX’s common stock during the period are excluded from the computation of diluted net income per share of common stock. There were no such shares excluded in any of the periods shown above.

NOTE 3. INCOME TAXES

Geographic sources of FCX’s provision for income taxes follow:

	Nine Months Ended
	September 30,
	2026	2025
U.S.	$(134)	$(4)
Foreign	(1,673)	(2,015)
Total	$(1,807)	$(2,019)

FCX’s consolidated effective income tax rate is a function of the various rates in the jurisdictions where it operates and was 29% for the first nine months of 2026 and 36% for the first nine months of 2025. The U.S. income tax provision for the first nine months of 2026 primarily relates to the U.S. Corporate Alternative Minimum Tax provisions, which do not benefit from regular tax U.S. net operating loss carryforwards.

In third-quarter 2026, PTFI received confirmation of income tax benefits associated with its smelter development, including benefits attributable to a six-year incentive period from 2025 through 2030. The foreign income tax provision for the first nine months of 2026 includes tax benefits recognized by PTFI associated with the year 2025 and first nine months of 2026.

NOTE 4. DEBT AND EQUITY

The components of debt follow:

	September 30, 2026	December 31, 2025
PTFI revolving credit facility	$250	$250
Senior notes and debentures:
Issued by FCX	5,291	5,287
Issued by PTFI	2,987	2,985
Issued by Freeport Minerals Corporation	351	352
Atlantic Copper	497	482
Other	22	23
Total debt	9,398	9,379
Less current portion of debt	(1,680)	(466)
Long-term debt	$7,718	$8,913

Revolving Credit Facilities.
PTFI. In September 2026, PTFI amended and restated its $1.75 billion, senior unsecured revolving credit facility and extended the maturity date from November 2028 to September 2031. The terms of the amended and restated revolving credit facility are substantially similar to the prior facility, including customary representations and affirmative and negative covenants. Interest on loans made under the revolving credit facility is determined based on the Secured Overnight Financing Rate (SOFR), plus a spread.

At September 30, 2026, PTFI had $250 million in borrowings outstanding under its revolving credit facility, which is available for its general corporate purposes.

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

Interest on loans made under FCX’s revolving credit facility may, at the option of FCX or PTFI, be determined based on the SOFR or the Alternate Base Rate (ABR), plus a spread to be determined by reference to a grid based on FCX’s credit rating.

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

At September 30, 2026, there were no borrowings and $5 million in letters of credit issued under FCX’s revolving credit facility.

Cerro Verde. In May 2026, Cerro Verde entered into a new $350 million, five-year, senior unsecured revolving credit facility that matures in May 2031 and replaced its prior revolving credit facility that was scheduled to mature in May 2027. The terms of the new revolving credit facility are substantially similar to the prior facility, including customary representations and affirmative and negative covenants. Interest on loans made under Cerro Verde’s revolving credit facility may, at the option of Cerro Verde, be determined based on the SOFR or ABR, plus a spread.
At September 30, 2026, there were no borrowings outstanding under Cerro Verde’s revolving credit facility.

At September 30, 2026, PTFI, FCX and Cerro Verde were each in compliance with the covenants under their respective credit facilities.

Interest Expense, Net. Consolidated interest costs (before capitalization) totaled $170 million in third-quarter 2026, $182 million in third-quarter 2025, $584 million for the first nine months of 2026 (which included $67 million of nonrecurring adjustments for prior period withholding taxes on PTFI’s senior notes) and $537 million for the first nine months of 2025.

Capitalized interest totaled $84 million in third-quarter 2026, $75 million in third-quarter 2025, $289 million for the first nine months of 2026 (which included $64 million associated with prior period withholding taxes on PTFI’s senior notes) and $278 million for the first nine months of 2025.

Share Repurchase Program and Dividends. During the first nine months of 2026, FCX acquired 4.9 million shares of its common stock for a total cost of $305 million ($62.69 average cost per share). As of October 31, 2026, FCX has acquired a total of 56.8 million shares ($40.58 average cost per share) and has $2.7 billion available under its $5.0 billion share repurchase program.

On September 23, 2026, FCX’s Board of Directors (Board) declared cash dividends totaling $0.15 per share on its common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on November 2, 2026, to common stockholders of record on October 15, 2026.

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

Derivatives Designated as Hedging Instruments - Fair Value Hedges.
Copper Futures and Swap Contracts. Some of FCX’s North American copper rod and cathode customers request a fixed market price instead of the Commodity Exchange Inc. (COMEX) average copper price in the month of shipment. FCX hedges this price exposure in a manner that allows it to receive the COMEX average price in the month of shipment while the customers pay the fixed price they requested. FCX accomplishes this by entering into copper futures or swap contracts. Hedging gains or losses from these copper futures and swap contracts are recorded in revenues. FCX did not have any significant gains or losses resulting from hedge ineffectiveness during the nine months ended September 30, 2026 and 2025. At September 30, 2026, FCX held copper futures and swap contracts that qualified for hedge accounting for 133 million pounds at an average contract price of $6.30 per pound, with maturities through September 2028.

Summary of (Losses) Gains. A summary of realized and unrealized (losses) gains recognized in revenues for derivative financial instruments related to commodity contracts that are designated and qualify as fair value hedge transactions, including on the related hedged item, follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Copper futures and swap contracts:
Unrealized (losses) gains:
Derivative financial instruments	$—	$(23)	$(19)	$44
Hedged item – firm sales commitments	—	23	19	(44)

Realized gains:
Matured derivative financial instruments	46	1	119	31

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

A summary of FCX’s embedded derivatives at September 30, 2026, follows:

	Open Positions	Average Price Per Unit		Maturities Through
		Contract	Market
Embedded derivatives in provisional sales contracts:
Copper (millions of pounds)	256	$6.34	$6.55	February 2027
Gold (thousands of ounces)	2	4,319	4,226	January 2027
Embedded derivatives in provisional purchase contracts:
Copper (millions of pounds)	191	6.35	6.55	January 2027

Copper Forward Contracts. Atlantic Copper enters into copper forward contracts designed to hedge its copper price risk whenever its physical purchases and sales pricing periods do not match. These economic hedge transactions are intended to hedge against changes in copper prices, with the mark-to-market hedging gains or losses recorded in production and delivery costs. At September 30, 2026, Atlantic Copper held net copper forward sales contracts for 2 million pounds at an average contract price of $6.64 per pound, with maturities through November 2026.

Summary of Gains (Losses). A summary of realized and unrealized gains (losses) recognized in operating income for commodity contracts that do not qualify as hedge transactions, including embedded derivatives, follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Embedded derivatives in provisional sales contracts:[a]
Copper	$116	$82	$232	$232
Gold and other metals	5	71	(19)	131
Copper forward contracts[b]	(15)	(7)	(50)	(47)
a.Amounts recorded in revenues.
b.Amounts recorded in cost of sales as production and delivery costs.

Credit Risk. FCX is exposed to credit loss when financial institutions with which it has entered into derivative transactions are unable to pay. To minimize the risk of such losses, FCX uses counterparties that meet certain credit requirements and periodically reviews the creditworthiness of these counterparties. At September 30, 2026, the maximum amount of credit exposure associated with derivative transactions was $114 million.

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

Cash and Cash Equivalents and Restricted Cash and Cash Equivalents. The following table provides a reconciliation of total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows:

	September 30, 2026	December 31, 2025
Balance sheet components:
Cash and cash equivalents	$4,335	$3,824
Restricted cash and cash equivalents, current[a]	279	230
Restricted cash and cash equivalents, long-term - included in other assets	145	119
Total cash and cash equivalents and restricted cash and cash equivalents presented in the consolidated statements of cash flows	$4,759	$4,173
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

	At September 30, 2026
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
Equity securities	$32	$32	$—	$32	$—	$—
U.S. core fixed income fund	28	28	28	—	—	—
Total	60	60	28	32	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	62	62	62	—	—	—
Government mortgage-backed securities	50	50	—	—	50	—
Government bonds and notes	46	46	—	—	46	—
Corporate bonds	33	33	—	—	33	—
Asset-backed securities	10	10	—	—	10	—
Money market funds	3	3	—	3	—	—
Total	204	204	62	3	139	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	59	59	—	—	59	—
Copper futures and swap contracts	55	55	—	42	13	—
Total	114	114	—	42	72	—

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	43	43	—	—	43	—
Copper futures and swap contracts	2	2	—	1	1	—
Total	45	45	—	1	44	—

Debt[d]	9,398	9,036	—	—	9,036	—

	At December 31, 2025
	Carrying	Fair Value
	Amount	Total	NAV	Level 1	Level 2	Level 3
Assets
Investment securities:[a,b]
Equity securities	$36	$36	$—	$36	$—	$—
U.S. core fixed income fund	29	29	29	—	—	—
Total	65	65	29	36	—	—

Legally restricted funds:[a]
U.S. core fixed income fund	71	71	71	—	—	—
Government mortgage-backed securities	56	56	—	—	56	—
Government bonds and notes	37	37	—	—	37	—
Corporate bonds	34	34	—	—	34	—
Money market funds	22	22	—	22	—	—
Asset-backed securities	11	11	—	—	11	—
Collateralized mortgage-backed securities	1	1	—	—	1	—
Total	232	232	71	22	139	—

Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross asset position	217	217	—	—	217	—
Copper futures and swap contracts	72	72	—	50	22	—
Total	289	289	—	50	239	—

Liabilities
Derivatives:[c]
Embedded derivatives in provisional sales/purchase contracts in a gross liability position	84	84	—	—	84	—
Copper forward contracts	23	23	—	11	12	—
Total	107	107	—	11	96	—

Debt[d]	9,379	9,493	—	—	9,493	—
a.Current portion included in other current assets and long-term portion included in other assets.
b.Excludes amounts included in restricted cash and cash equivalents that approximate fair value and are associated with talc-related litigation at September 30, 2026, and December 31, 2025. Refer to Note 10 of FCX’s 2025 Form 10-K for further discussion.
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

The techniques described above may produce a fair value that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while FCX believes its valuation techniques are appropriate and consistent with other market participants, the use of different techniques or assumptions to determine fair value of certain financial instruments could result in a different fair value measurement at the reporting date. There have been no changes in the techniques used at September 30, 2026, as compared with those techniques used at December 31, 2025.

NOTE 7. CONTINGENCIES AND COMMITMENTS

Asset Retirement Obligations (AROs)
Refer to Note 10 of FCX’s 2025 Form 10-K for further discussion of FCX’s ARO estimates.

Oil and Gas Properties. In third-quarter 2026, Freeport-McMoRan Oil & Gas LLC, FCX’s 100%-owned subsidiary that holds its legacy oil and gas properties, recorded net ARO additions totaling $24 million, primarily reflecting revised assumptions resulting from changes in contractual terms for weather-related delays in the Gulf of Mexico (also known as the Gulf of America).

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

Export Proceeds. In 2023, the Indonesia government issued a regulation that required 30% of PTFI’s gross export proceeds to be temporarily deposited into Indonesia banks for a period of 90 days before withdrawal. In March 2025, the Indonesia government amended the regulation to require 100% of PTFI’s export proceeds to be deposited into Indonesia banks for 12 months, but the amended regulation permits the use of these funds for ongoing business requirements, including dividends to shareholders, payment of taxes and other obligations to the Indonesia government, payment for materials or capital expenditures and repayment of loans.

In second-quarter 2026, the Indonesia government amended its export proceeds regulation to provide qualifying companies certain elections. PTFI has elected to remain under its existing framework, which does not impose additional restrictions on the use of cash beyond the existing 50% cap on conversion of export proceeds to Indonesia rupiah, a limitation that is not expected to impact PTFI’s ability to meet its funding needs.

Tax Matters
Indonesia Tax Matters. In second-quarter 2026, PTFI received assessments totaling approximately $220 million from the Indonesia tax authorities related to various 2022 audit exceptions for income and other taxes. On June 30, 2026, PTFI paid these disputed assessments, and filed objections to the assessments because PTFI believes it has properly determined and paid its taxes. At September 30, 2026, PTFI has a long-term tax receivable for these assessments.

In October 2026, PTFI received assessments totaling approximately $740 million from the Indonesia tax authorities related to various 2023 audit exceptions for income and other taxes. PTFI plans to file objections to the assessments because it believes it has properly determined and paid its taxes.

Litigation
There were no significant updates to previously reported legal proceedings included in Note 10 of FCX’s 2025 Form 10-K, other than the matter discussed below.

A third-party contractor received a notification of audit findings from the Indonesia tax authorities relating to value added taxes on certain imported goods associated with the construction of PTFI’s smelter. The contractor plans to object to any resulting assessments received, and PTFI is providing assistance to the contractor in supporting its position. PTFI would not be a party to any assessments and has not assumed responsibility for any resulting liability. However, the contractor has asserted that it may have contractual rights to seek recovery from PTFI of any amounts ultimately payable. Accordingly, it is reasonably possible that PTFI may incur costs depending on the ultimate resolution of the matter and any related contractual claims. PTFI is currently unable to reasonably estimate the possible exposure because of uncertainties regarding the ultimate resolution of the matter.

NOTE 8. BUSINESS SEGMENT INFORMATION

Product Revenues. FCX’s revenues attributable to the products it sold for the third quarters and for the first nine months of 2026 and 2025 follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Copper:
Cathode	$2,949	$1,817	$7,646	$6,015
Rod and other refined copper products	1,722	1,330	4,759	3,259
Concentrate	1,177	1,967	3,236	5,376
Purchased copper[a]	66	18	319	489
Molybdenum	715	504	2,056	1,425
Gold	535	1,204	1,867	3,512
Silver and other	327	223	902	535
Adjustments to revenues:
Royalty expense[b]	(58)	(107)	(170)	(310)
Treatment charges[c]	(6)	(2)	(17)	(45)
PTFI export duties and adjustments[d]	(2)	(135)	(2)	(337)
Revenues from contracts with customers	7,425	6,819	20,596	19,919
Embedded derivatives[e]	121	153	213	363
Total consolidated revenues	$7,546	$6,972	$20,809	$20,282
a.FCX purchases copper cathode primarily for processing by its U.S. Rod & Refining operations.
b.Reflects royalties on sales from PTFI and Cerro Verde that vary with the volume of metal sold and prices.
c.Revenues from FCX’s copper concentrate sales are recorded net of treatment charges, which vary with the sales volumes and the price of copper. Lower charges in the first nine months of 2026, compared to the first nine months of 2025, primarily reflect lower treatment charge rates as a result of favorable market conditions and the lack of copper concentrate sales volumes in Indonesia now that PTFI is a fully integrated producer of refined copper, gold and silver.
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

•Indonesia Operations. Indonesia operations include PTFI’s Grasberg minerals district that produces copper concentrate that contains significant quantities of gold and silver, and PTFI’s downstream processing facilities. PTFI’s smelter exclusively receives concentrate from the Grasberg minerals district and the precious metals refinery receives anode slimes from the smelter and from PT Smelting (PTFI’s 66%-owned smelter and refinery in Gresik, Indonesia, which is accounted for under the equity method).

•U.S. Rod & Refining. The U.S. Rod & Refining segment consists of copper conversion facilities located in the U.S., and includes a refinery, that primarily produces copper cathode from copper anode produced at FCX’s U.S. smelter, and two rod mills that produce salable copper rod from copper cathode primarily produced at FCX’s U.S. copper mines and refineries.

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

FCX allocates certain operating costs, expenses and capital expenditures to its operating segments. However, not all costs and expenses applicable to an operation are allocated. Accordingly, the following segment information reflects management determinations that may not be indicative of what the actual financial performance of each reportable segment would be if it were an independent entity.

FCX’s Chief Executive Officer is identified as its chief operating decision maker (CODM) under segment reporting guidance. Operating income (loss) is the financial measure of profit or loss used by the CODM to review segment results, and the significant segment expenses reviewed by the CODM are consistent with the operating expense line items presented in FCX’s consolidated statements of income. The CODM uses operating income (loss) to assess segment performance against forecasted results and to allocate resources, including capital investment in mining operations and expansion and potential expansions.
Financial Information by Reportable Segment as of and for the three months ended September 30, 2026

	Reportable Segments
					U.S.		Total
		Cerro	Indonesia		Rod &	Atlantic	Reportable
	Morenci	Verde	Operations		Refining	Copper	Segments

Segment revenues:
Unaffiliated customers	$19	$1,392	$1,476		$2,359	$1,249	$6,495
Intersegment	864	358	—		10	4	1,236
	883	1,750	1,476		2,369	1,253	7,731

Reconciliation of revenues
Other segments’ revenue - unaffiliated customers[a]							1,051
Other segments’ revenue - intersegment[a]							1,906
Elimination of intersegment revenue							(3,142)
Total consolidated revenues, net							$7,546

Segment measure of profit:
Production and delivery	527	718	623	[b]	2,352	1,234
Depreciation, depletion and amortization (DD&A)	61	89	210	[c]	1	6
Selling, general and administrative expenses	—	2	27		—	7
Exploration and research expenses	7	5	—		—	—
Segment operating income	$288	$936	$616		$16	$6	$1,862

Reconciliation of operating income
Other segments’ operating income[a]							642	[d]
Corporate expenses and elimination of intersegment operating income							(151)	[d,e]
Consolidated interest expense, net							(86)
Consolidated other income, net							25
Total consolidated income before income taxes and equity in affiliated companies’ net earnings							$2,292

Segment assets	$3,630	$9,176	$28,581		$418	$2,136	$43,941

Reconciliation of segment assets
Total assets for other segments[a]							37,349
Corporate assets and elimination of investments in consolidated subsidiaries							(19,811)
Total consolidated assets							$61,479

Segment capital expenditures	$85	$84	$463		$14	$73	$719

Reconciliation of capital expenditures
Total capital expenditures for other segments[a]							425
Corporate capital expenditures							15
Total consolidated capital expenditures							$1,159
a.Includes amounts attributable to FCX’s other operating segments that do not meet the quantitative thresholds for determining reportable segments under U.S. GAAP, including other U.S. copper mines, the El Abra mine in Chile, the molybdenum mines, certain downstream processing facilities and exploration.
b.Includes charges totaling $244 million for idle facility and restoration costs associated with the September 2025 external mud rush incident.
c.Includes charges totaling $64 million for idle facility costs associated with the September 2025 external mud rush incident.
d.Includes DD&A of $152 million related to other operating segments and $1 million related to corporate assets.
e.Corporate expenses include amounts not allocated to individual operating segments.

Financial Information by Reportable Segment as of and for the three months ended September 30, 2025

	Reportable Segments
					U.S.		Total
		Cerro	Indonesia		Rod &	Atlantic	Reportable
	Morenci	Verde	Operations		Refining	Copper	Segments

Segment revenues:
Unaffiliated customers	$46	$979	$2,675		$1,774	$768	$6,242
Intersegment	653	226	—		12	6	897
	699	1,205	2,675		1,786	774	7,139

Reconciliation of revenues
Other segments’ revenue - unaffiliated customers[a]							730
Other segments’ revenue - intersegment[a]							1,454
Elimination of intersegment revenue							(2,351)
Total consolidated revenues, net							$6,972

Segment measure of profit:
Production and delivery	499	636	1,024	[b]	1,773	753
DD&A	55	97	331	[c]	2	7
Selling, general and administrative expenses	—	2	36		—	7
Exploration and research expenses	11	3	2		—	—
Segment operating income	$134	$467	$1,282		$11	$7	$1,901

Reconciliation of operating income
Other segments’ operating income[a]							226	[d]
Corporate expenses and elimination of intersegment operating income							(155)	[d,e]
Consolidated interest expense, net							(107)
Consolidated other income, net							59
Total consolidated income before income taxes and equity in affiliated companies’ net losses							$1,924

Segment assets	$3,289	$8,290	$27,464		$389	$1,615	$41,047

Reconciliation of segment assets
Total assets for other segments[a]							36,065
Corporate assets and elimination of investments in consolidated subsidiaries							(20,284)
Total consolidated assets							$56,828

Segment capital expenditures	$66	$99	$483		$19	$42	$709

Reconciliation of capital expenditures
Total capital expenditures for other segments[a]							346
Corporate capital expenditures							1
Total consolidated capital expenditures							$1,056
a.Includes amounts attributable to FCX’s other operating segments that do not meet the quantitative thresholds for determining reportable segments under U.S. GAAP, including other U.S. copper mines, the El Abra mine in Chile, the molybdenum mines, certain downstream processing facilities and exploration.
b.Includes charges totaling $171 million for idle facility and direct recovery costs associated with the September 2025 external mud rush incident.
c.Includes charges totaling $24 million for idle facility costs associated with the September 2025 external mud rush incident.
d.Includes DD&A of $132 million related to other operating segments and $1 million related to corporate assets.
e.Corporate expenses include amounts not allocated to individual operating segments.

Financial Information by Reportable Segment for the nine months ended September 30, 2026

	Reportable Segments
					U.S.		Total
		Cerro	Indonesia		Rod &	Atlantic	Reportable
	Morenci	Verde	Operations		Refining	Copper	Segments

Segment revenues:
Unaffiliated customers	$48	$3,769	$4,030		$6,639	$3,239	$17,725
Intersegment	2,367	849	1		31	13	3,261
	2,415	4,618	4,031		6,670	3,252	20,986

Reconciliation of revenues
Other segments’ revenue - unaffiliated customers[a]							3,084
Other segments’ revenue - intersegment[a]							5,341
Elimination of intersegment revenue							(8,602)
Total consolidated revenues, net							$20,809

Segment measure of profit:
Production and delivery	1,389	2,033	2,057	[b]	6,613	3,170
DD&A	185	257	632	[c]	4	20
Selling, general and administrative expenses	1	5	84		—	26
Exploration and research expenses	25	13	—		—	—
Gain on PTFI mud rush incident insurance settlement	—	—	(699)		—	—
Gain on sale of assets	—	—	—		—	(18)
Segment operating income	$815	$2,310	$1,957		$53	$54	$5,189

Reconciliation of operating income
Other segments’ operating income[a]							1,775	[d]
Corporate expenses and elimination of intersegment operating income							(471)	[d,e]
Consolidated interest expense, net							(295)
Consolidated other income, net							58
Total consolidated income before income taxes and equity in affiliated companies’ net earnings							$6,256

Segment capital expenditures	$179	$240	$1,435		$42	$196	$2,092

Reconciliation of capital expenditures
Total capital expenditures for other segments[a]							1,115
Corporate capital expenditures							29
Total consolidated capital expenditures							$3,236
a.Includes amounts attributable to FCX’s other operating segments that do not meet the quantitative thresholds for determining reportable segments under U.S. GAAP, including other U.S. copper mines, the El Abra mine in Chile, the molybdenum mines, certain downstream processing facilities and exploration.
b.Includes charges totaling $934 million for idle facility and restoration costs associated with the September 2025 external mud rush incident.
c.Includes charges totaling $236 million for idle facility costs associated with the September 2025 external mud rush incident.
d.Includes DD&A of $458 million related to other operating segments and $1 million related to corporate assets.
e.Corporate expenses include amounts not allocated to individual operating segments.

Financial Information by Reportable Segment for the nine months ended September 30, 2025

	Reportable Segments
					U.S.		Total
		Cerro	Indonesia		Rod &	Atlantic	Reportable
	Morenci	Verde	Operations		Refining	Copper	Segments

Segment revenues:
Unaffiliated customers	$192	$2,732	$7,658		$5,090	$2,335	$18,007
Intersegment	1,706	593	4		29	12	2,344
	1,898	3,325	7,662		5,119	2,347	20,351

Reconciliation of revenues
Other segments’ revenue - unaffiliated customers[a]							2,275
Other segments’ revenue - intersegment[a]							3,991
Elimination of intersegment revenue							(6,335)
Total consolidated revenues, net							$20,282

Segment measure of profit:
Production and delivery	1,353	1,813	2,726	[b]	5,088	2,278
DD&A	151	282	906	[c]	4	21
Selling, general and administrative expenses	1	5	98		—	23
Exploration and research expenses	25	9	5		—	—
Environmental obligations and shutdown costs	(7)	—	—		—	—
Segment operating income	$375	$1,216	$3,927		$27	$25	$5,570

Reconciliation of operating income
Other segments’ operating income[a]							445	[d]
Corporate expenses and elimination of intersegment operating income							(308)	[d,e]
Consolidated interest expense, net							(259)
Consolidated other income, net							158
Total consolidated income before income taxes and equity in affiliated companies’ net earnings							$5,606

Segment capital expenditures	$195	$251	$1,927		$62	$130	$2,565

Reconciliation of capital expenditures
Total capital expenditures for other segments[a]							920
Corporate capital expenditures							4
Total consolidated capital expenditures							$3,489
a.Includes amounts attributable to FCX’s other operating segments that do not meet the quantitative thresholds for determining reportable segments under U.S. GAAP, including other U.S. copper mines, the El Abra mine in Chile, the molybdenum mines, certain downstream processing facilities and exploration.
b.Includes charges totaling $171 million for idle facility and direct recovery costs associated with the September 2025 external mud rush incident.
c.Includes charges totaling $24 million for idle facility costs associated with the September 2025 external mud rush incident.
d.Includes DD&A of $394 million related to other operating segments and $1 million related to corporate assets.
e.Corporate expenses include amounts not allocated to individual operating segments.

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

We delivered strong financial results in third-quarter 2026, which benefited from favorable realized prices for copper and molybdenum and continued execution of our operating plans. We continue to advance the ramp-up of operations in the Grasberg minerals district, increasing production volumes while maintaining our focus on safe and sustainable operations. The strength and diversity of our portfolio of assets contributed to our results – operating income from our U.S. copper mines more than doubled and operating income from our South America operations increased over 90% in the first nine months of 2026, compared with the first nine months of 2025. These improvements, driven primarily by higher average realized copper and molybdenum prices, helped offset lower operating income from Indonesia during the continued ramp-up of the Grasberg Block Cave underground mine and higher costs for energy (primarily diesel) and other inputs.

Across our U.S. copper mines and South America operations, we are incorporating new applications, technologies and data analytics into our leaching processes to strengthen long-term cost competitiveness and unlock value. These initiatives are expected to increase annual copper production from the current run rate of approximately 220 million pounds to 300 million pounds in 2027, with potential for further significant increases in recoverable metal in future years.

We are also advancing high-value organic growth opportunities. In November 2026, our Board of Directors (Board) approved a $4.5 billion expansion and modernization program at our Bagdad copper and molybdenum operation in northwest Arizona that would more than double Bagdad’s mining and milling rates. In Chile, we are advancing the permitting process for a significant expansion at our El Abra mine.

Refer to “Operations” for further discussion.

Net income attributable to common stockholders totaled $1.2 billion in third-quarter 2026, $0.7 billion in third-quarter 2025, $3.0 billion for the first nine months of 2026 and $1.8 billion for the first nine months of 2025. Higher net income attributable to common stock in the 2026 periods, compared to the 2025 periods, primarily reflects higher average realized copper and molybdenum prices, combined with the impact of lower income taxes and noncontrolling interests from our Indonesia operations. The first nine months of 2026 also include the recognition of a gain for the insurance settlement related to the September 2025 external mud rush incident. Refer to “Consolidated Results” and “Business Divisions and Segments” for further discussion.

At September 30, 2026, we had consolidated debt of $9.4 billion and consolidated cash and cash equivalents of $4.3 billion. Net debt totaled $1.8 billion, excluding $3.2 billion of debt for PT Freeport Indonesia’s (PTFI) downstream processing facilities. Refer to “Net Debt” for a reconciliation of consolidated debt and consolidated cash and cash equivalents to net debt. At September 30, 2026, we had $3.0 billion of availability under our revolving credit facility, and PTFI and Cerro Verde had $1.5 billion and $350 million, respectively, of availability under their revolving credit facilities.

During the first nine months of 2026, we returned $955 million to shareholders, including $650 million through common stock dividends and $305 million through share repurchases. Refer to Note 4 and “Capital Resources and Liquidity” for further discussion.

OUTLOOK

Our financial results vary as a result of fluctuations in metals market prices primarily for copper, gold and molybdenum, as well as other factors. World market prices for these commodities have fluctuated historically and are affected by numerous factors beyond our control. Refer to “Markets” below, and “Risk Factors” in Part I, Item 1A. of our 2025 Form 10-K and Part II, Item 1A. herein for further discussion. Because we cannot control the prices of our products, the key measures that management focuses on in operating our business are sales volumes, unit net cash costs, operating cash flows and capital expenditures.

The forward-looking statements below and elsewhere in this Form 10-Q are based on current market conditions, are as of the filing date of this Form 10-Q, are based on several assumptions and are subject to significant risks and uncertainties. Refer to “Cautionary Statement” below.

Consolidated Sales Volumes
Following are our projected consolidated sales volumes for the year 2026:

Copper (billions of recoverable pounds):
U.S. copper mines	1.3
South America operations	1.0
Indonesia operations	0.7
Total	3.0

Gold (thousands of recoverable ounces)	649

Molybdenum (millions of recoverable pounds)	93	[a]

a.Includes 61 million pounds produced by our U.S. copper mines and Cerro Verde mine, and 32 million pounds produced by our primary molybdenum mines.

Projected consolidated sales volumes for fourth-quarter 2026 are expected to approximate 875 million pounds of copper, 300 thousand ounces of gold and 22 million pounds of molybdenum. With the projected significant increase in gold sales in fourth-quarter 2026, PTFI may sell gold in the export market to the extent not required by the domestic market. PTFI is seeking clarity from the Indonesia government on administrative procedures for PTFI’s refined gold exports since current regulations (specifying a 10% export duty) conflict with the terms in PTFI’s special mining business license (IUPK) (which do not require the payment of duties on refined gold exports).

Consolidated copper and gold production volumes for the year 2026 are expected to exceed sales volumes, reflecting deferrals of approximately 100 million pounds of copper and 70 thousand ounces of gold associated with inventory held at PTFI’s smelting operations.

Projected sales volumes are dependent on operational performance; the continued ramp-up of the Grasberg Block Cave underground mine and PTFI’s smelter; weather-related conditions; timing of shipments and sales and other factors detailed in the “Cautionary Statement” below.

Consolidated Unit Net Cash Costs
Based on achievement of current sales volume and cost estimates and assuming average prices of $4,000 per ounce of gold and $32.00 per pound of molybdenum in fourth-quarter 2026, consolidated unit net cash costs (net of by-product credits and excluding idle facility and restoration costs) for our copper mines are expected to average $1.90 per pound of copper for the year 2026 (including $1.68 per pound of copper in fourth-quarter 2026).

The impact of price changes on consolidated unit net cash costs for the year 2026 would approximate $0.01 per pound of copper for each $100 per ounce change in the average price of gold and $0.01 per pound of copper for each $2 per pound change in the average price of molybdenum during fourth-quarter 2026.

During the ramp-up period of the Grasberg Block Cave underground mine and until PTFI’s operations return to normalized levels, a portion of PTFI's production and delivery costs will be recognized as idle facility costs, which are non-inventoriable. Idle facility and restoration costs are expected to total $1.2 billion for the year 2026 (including approximately $250 million in fourth-quarter 2026). Refer to “Operations – Indonesia” for further discussion.

Projected unit net cash costs for the year 2026 are dependent on operational performance; the ramp-up of the Grasberg Block Cave underground mine and PTFI’s smelter; impacts related to the conflict in the Middle East, including changes in energy costs and other consumables; weather-related conditions; timing of shipments and sales and other factors detailed in the “Cautionary Statement” below.

Consolidated Operating Cash Flows
Our consolidated operating cash flows vary with sales volumes; prices realized from copper, gold and molybdenum sales; production costs; income taxes; other working capital changes; and other factors, such as the ramp-up of the Grasberg Block Cave underground mine and PTFI’s smelter, and impacts related to the conflict in the Middle East, including changes in energy costs and other consumables.

Consolidated operating cash flows are expected to approximate $8.5 billion for the year 2026, net of $0.6 billion of working capital and other uses, based on current sales volume and cost estimates, and assuming average prices of $6.50 per pound of copper, $4,000 per ounce of gold and $32.00 per pound of molybdenum in fourth-quarter 2026. Estimated consolidated operating cash flows for the year 2026 include a projected income tax provision of $2.9 billion (refer to “Consolidated Results – Income Taxes” for further discussion of our projected income tax rate for the year 2026). The impact of price changes during fourth-quarter 2026 on consolidated operating cash flows for the year 2026 would approximate $75 million for each $0.10 per pound change in the average price of copper, $25 million for each $100 per ounce change in the average price of gold and $12 million for each $2 per pound change in the average price of molybdenum.

Consolidated Capital Expenditures
Following is a summary of expected capital expenditures for the year 2026 (in billions):

Major projects	$3.0	[a]
Sustaining capital and other	1.4
Total	$4.4
a.Includes $1.4 billion for planned projects, primarily associated with underground mine development and supporting mill and power capital costs in the Grasberg minerals district and a leaching project at El Abra, and $1.6 billion for discretionary growth projects, primarily in the Grasberg minerals district for the continued development of Kucing Liar and at Bagdad for early works associated with the expansion project. Refer to “Operations” for further discussion.

MARKETS

Prices for copper, gold and molybdenum are affected by numerous factors beyond our control and can fluctuate significantly (for further discussion refer to “Risk Factors” contained in Part I, Item 1A. of our 2025 Form 10-K and Part II, Item 1A. herein).

Copper Prices

Through September 30, 2026

1,500
1,250
1,000
750
500
250
-
000s of metric tons
$7.00
$6.50
$6.00
$5.50
$5.00
$4.50
$4.00
$3.50
$3.00
$2.50
$2.00
$1.50
$1.00
$0.50
$-
Dollars per pound
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026
Exchange Stocks
LME Copper Prices
COMEX Copper Prices

This graph presents London Metal Exchange (LME) and Commodity Exchange Inc. (COMEX) copper settlement prices and the combined reported stocks of copper at the LME, COMEX and the Shanghai Futures Exchange from January 2016 through September 2026. LME and COMEX copper prices are market-driven and subject to change based on current and future tariff rates, additional changes in trade policies, domestic inventory levels, supply and demand, and other factors.

Copper sales from our South America and Indonesia operations are generally based on quoted LME monthly average copper settlement prices. During third-quarter 2026, LME copper settlement prices averaged $6.40 per pound (ranging from a low of $5.94 per pound to an all-time high of $6.74 per pound) and closed at $6.57 per pound on September 30, 2026. The LME copper settlement price was $6.55 per pound on October 31, 2026.

Copper sales from our U.S. copper mines are generally based on prevailing COMEX monthly average copper settlement prices. During third-quarter 2026, COMEX copper settlement prices averaged $6.48 per pound (ranging from a low of $6.05 per pound to an all-time high of $6.80 per pound) and closed at $6.56 per pound on September 30, 2026. The COMEX copper settlement price was $6.46 per pound on October 31, 2026.

Copper continues to trade at historically elevated levels, supported by tight market fundamentals, regional inventory dislocations, supply disruptions and strong long-term demand expectations. Trade policy uncertainty and refined copper tariff policy and expectations have changed physical trade flows, concentrating inventories in the U.S. while reducing copper availability in Asia and Europe.

We believe long-term fundamentals for copper are favorable with growing demand supported by copper’s critical role in electrification initiatives, continued urbanization in developing countries, data center and AI growth and growing connectivity globally.

London Gold Prices
Through September 30, 2026
$5,500
$5,000
$4,500
$4,000
$3,500
$3,000
$2,500
$2,000
$1,500
$1,000
Dollars per ounce
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026

This graph presents London Bullion Market Association (London) PM gold prices from January 2016 through September 2026. During third-quarter 2026, average gold prices declined from second-quarter 2026, as gold market performance was influenced by changing expectations for U.S. interest rates, movements in the U.S. dollar, ongoing geopolitical tensions and continued central bank purchasing activity.

During third-quarter 2026, London PM gold prices averaged $4,262 per ounce (ranging from a low of $3,994 per ounce to a high of $4,664 per ounce) and closed at $4,176 per ounce on September 30, 2026. The London PM gold price was $3,913 per ounce on October 31, 2026.

Platts Metals Daily Molybdenum Dealer Oxide Prices
Through September 30, 2026
$40
$35
$30
$25
$20
$15
$10
$5
$-
Dollars per pound
2016
2017
2018
2019
2020
2021
2022
2023
2024
2025
2026

This graph presents the Platts Metals Daily Molybdenum Dealer Oxide weekly average prices from January 2016 through September 2026. Molybdenum prices have increased during 2026, supported by supply disruptions and favorable demand conditions. Global demand for molybdenum is driven by energy, power generation, aerospace and construction sectors. We believe fundamentals for molybdenum are positive with favorable demand drivers and limited supply.

During third-quarter 2026, the weekly average prices for molybdenum averaged $32.92 per pound (ranging from a low of $31.45 per pound to a high of $33.76 per pound) and closed at $33.61 per pound on September 30, 2026. The Platts Metals Daily Molybdenum Dealer Oxide weekly average price was $32.74 per pound on October 31, 2026.

CONSOLIDATED RESULTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
SUMMARY FINANCIAL DATA	(in millions, except per share amounts)
Revenues[a,b]	$7,546	$6,972	$20,809	$20,282
Operating income[a,c]	$2,353	$1,972	$6,493	$5,707
Net income attributable to common stock[b,c,d]	$1,174	$674	$3,039	$1,798
Diluted net income per share of common stock[b,c,d]	$0.81	$0.46	$2.10	$1.24
Diluted weighted-average shares of common stock outstanding	1,442	1,443	1,443	1,443
Operating cash flows[e]	$1,981	$1,664	$5,524	$4,917
Capital expenditures	$1,159	$1,056	$3,236	$3,489
At September 30:
Cash and cash equivalents	$4,335	$4,318	$4,335	$4,318
Total debt, including current portion	$9,398	$9,298	$9,398	$9,298

a.Refer to “Business Divisions and Segments” for a summary of revenues and operating income by operating division.
b.Includes favorable adjustments to prior period provisionally priced concentrate and cathode copper sales totaling $52 million ($17 million to net income attributable to common stock or $0.01 per share) in third-quarter 2026, $11 million ($1 million to net income attributable to common stock or less than $0.01 per share) in third-quarter 2025, $58 million ($24 million to net income attributable to common stock or $0.02 per share) for the first nine months of 2026 and $63 million ($21 million to net income attributable to common stock or $0.01 per share) for the first nine months of 2025. Refer to Note 5 for further discussion.
c.We defer recognizing profits on intercompany sales until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to operating income totaling $24 million ($8 million to net income attributable to common stock or $0.01 per share) in third-quarter 2026, $13 million ($15 million to net income attributable to common stock or $0.01 per share) in third-quarter 2025, $76 million ($25 million to net income attributable to common stock or $0.02 per share) for the first nine months of 2026 and $161 million ($58 million to net income attributable to common stock or $0.04 per share) for the first nine months of 2025.
d.Net income attributable to common stock (i.e., net of any taxes and noncontrolling interests) includes net charges totaling $101 million ($0.07 per share) in third-quarter 2026, $48 million ($0.04 per share) in third-quarter 2025, $146 million ($0.10 per share) for the first nine months of 2026 and $72 million ($0.05 per share) for the first nine months of 2025, primarily reflecting idle facility, direct recovery and restoration costs associated with PTFI’s September 2025 external mud rush incident. Net charges for the first nine months of 2026 were partially offset by a gain on the insurance settlement associated with the September 2025 external mud rush incident.
e.Cash used for working capital totaled $0.4 billion in third-quarter 2026, $0.2 billion in third-quarter 2025, $0.8 billion for the first nine months of 2026 and $0.5 billion for the first nine months of 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
SUMMARY OPERATING DATA
Copper (millions of recoverable pounds)
Production	832	912	2,280	2,743
Sales, excluding purchases	749	977	2,116	2,865
Average realized price per pound	$6.54	$4.68	$6.25	$4.55
Site production and delivery costs per pound[a,b]	$3.24	$2.71	$3.27	$2.67
Unit net cash costs per pound[a,b]	$2.07	$1.40	$1.99	$1.51
Gold (thousands of recoverable ounces)
Production	234	287	523	891
Sales, excluding purchases	105	336	349	986
Average realized price per ounce	$4,273	$3,539	$4,578	$3,359
Molybdenum (millions of recoverable pounds)
Production	22	22	67	67
Sales, excluding purchases	22	19	71	61
Average realized price per pound	$32.46	$24.07	$28.70	$22.22
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
b.Excludes $0.33 per pound in third-quarter 2026, $0.18 per pound in third-quarter 2025, $0.44 per pound for the first nine months of 2026 and $0.06 per pound for the first nine months of 2025 of idle facility, direct recovery and restoration costs associated with PTFI’s September 2025 external mud rush incident. Refer to “Operations – Indonesia” for further discussion.

Revenues
Consolidated revenues totaled $7.5 billion in third-quarter 2026, $7.0 billion in third-quarter 2025, $20.8 billion for the first nine months of 2026 and $20.3 billion for the first nine months of 2025. Our revenues primarily include the sale of copper cathode, copper rod and copper concentrate, as well as gold and molybdenum products in various forms. Refer to Note 8 for a summary of product revenues.

Following is a summary of changes in our consolidated revenues between periods (in millions):

	Three Months Ended September 30	Nine Months Ended September 30

Consolidated revenues – 2025 period	$6,972	$20,282
(Lower) higher sales volumes:
Copper	(1,061)	(3,405)
Gold	(814)	(2,136)
Molybdenum	62	217
Higher average realized prices:
Copper	1,395	3,598
Gold	77	425
Molybdenum	184	460
Adjustments for prior period provisionally priced copper sales	41	(5)
Higher Atlantic Copper revenues	479	905
Higher (lower) revenues from purchased copper	48	(170)
(Higher) lower treatment charges	(4)	28
Lower export duties	133	335
Lower royalties	49	140
Other and intercompany eliminations	(15)	135
Consolidated revenues – 2026 period	$7,546	$20,809

Sales Volumes. Consolidated copper and gold sales volumes decreased in the 2026 periods, compared to the 2025 periods, primarily reflecting lower operating rates at PTFI during the ramp-up of the Grasberg Block Cave underground mine and timing of shipments and sales. Refer to “Operations” for further discussion of sales volumes at our mining operations.

Realized Prices. Our consolidated revenues can vary significantly as a result of fluctuations in the market prices of copper, gold and molybdenum. Our average realized prices in third-quarter 2026, compared with third-quarter 2025, were 40% higher for copper, 21% higher for gold and 35% higher for molybdenum. Average realized prices for the first nine months of 2026, compared with the first nine months of 2025, were 37% higher for copper, 36% higher for gold and 29% higher for molybdenum.

Average realized copper prices include net favorable adjustments to current period provisionally priced copper sales totaling $64 million in third-quarter 2026, $71 million in third-quarter 2025, $174 million for the first nine months of 2026 and $169 million for the first nine months of 2025. As discussed in Note 5, certain sales contracts for copper and gold provide final pricing in a specified future month (generally one to four months from the shipment date). We record revenues and invoice customers at the time of shipment based on then-current LME prices for copper or London PM prices for gold, which results in an embedded derivative on provisionally priced sales that is adjusted to fair value through earnings each period, using the period-end forward prices, until final pricing on the date of settlement. To the extent final prices are higher or lower than what was recorded on a provisional basis, an increase or decrease to revenues is recorded each reporting period until the date of final pricing. Accordingly, in times of rising copper and gold prices, our revenues benefit from adjustments to the final pricing of provisionally priced sales pursuant to contracts entered into in prior periods; in times of falling copper and gold prices, the opposite occurs.

Prior Period Provisionally Priced Copper Sales. Net favorable adjustments to prior periods’ provisionally priced copper sales (i.e., provisionally priced sales at June 30, 2026 and 2025, and December 31, 2025 and 2024) recorded in consolidated revenues totaled $52 million in third-quarter 2026, $11 million in third-quarter 2025, $58 million for the first nine months of 2026 and $63 million for the first nine months of 2025.

Refer to Notes 5 and 8 for a summary of total adjustments to prior period and current period provisionally priced copper sales.

At September 30, 2026, we had provisionally priced consolidated copper sales totaling 239 million pounds (134 million pounds net of noncontrolling interests) recorded at an average price of $6.55 per pound, subject to final LME copper settlement prices over the next several months. We estimate that each $0.05 change in the price realized from the September 30, 2026, recorded provisional price would have an approximate $12 million effect on 2026 revenues ($4 million to 2026 net income attributable to common stock). The LME copper settlement price was $6.55 per pound on October 31, 2026.

Atlantic Copper Revenues. Revenues at Atlantic Copper, our wholly owned smelter and refinery in Huelva, Spain, totaled $1.3 billion in third-quarter 2026, $0.8 billion in third-quarter 2025, $3.3 billion for the first nine months of 2026 and $2.3 billion for the first nine months of 2025. Higher revenues in the 2026 periods, compared to the 2025 periods, primarily reflect higher metals prices. Higher revenues during the first nine months of 2026, compared to the first nine months of 2025, were partially offset by lower gold sales volumes.

Sales of Purchased Copper. We purchase copper cathode primarily for processing by our U.S. Rod & Refining operations. The volumes of copper purchases vary depending on cathode production from our operations and totaled 20 million pounds in third-quarter 2026, 9 million pounds in third-quarter 2025, 67 million pounds for the first nine months of 2026 and 110 million pounds for the first nine months of 2025. Revenues associated with the sale of purchased copper vary with the volume of copper purchases and changes in copper prices.

Treatment Charges. Revenues from our copper concentrate sales are recorded net of treatment charges, which will vary with market conditions, sales volumes and the price of copper. Treatment charges totaled $6 million in third-quarter 2026, $2 million in third-quarter 2025, $17 million for the first nine months of 2026 and $45 million for the first nine months of 2025. The reduction in treatment charges for the first nine months of 2026, compared with the first nine months of 2025, reflects lower rates in 2026 as a result of favorable market conditions and our reduced exposure to treatment charges following PTFI’s transition to a fully integrated producer of refined copper, gold and silver.

Export Duties. Prior to the expiration of its export license in September 2025, PTFI was assessed export duties on copper concentrate sales at a rate of 7.5%. Refer to Note 11 of our 2025 Form 10-K for further discussion.

Royalties. PTFI pays royalties on all copper, gold and silver sales, the amount of which varies with sales volumes and metal prices. Consolidated royalties, mostly at PTFI, totaled $58 million in third-quarter 2026, $107 million in third-quarter 2025, $170 million for the first nine months of 2026 and $310 million for the first nine months of 2025.

Production and Delivery Costs
Consolidated production and delivery costs totaled $4.5 billion in third-quarter 2026, $4.2 billion in third-quarter 2025, $12.9 billion for the first nine months of 2026 and $12.2 billion for the first nine months of 2025. The 2026 periods, compared with the 2025 periods, primarily reflect higher costs of copper purchases at Atlantic Copper, and higher costs for energy (primarily diesel) and other inputs at our mining operations, partially offset by the impact of reduced operating rates at PTFI following the September 2025 external mud rush incident.

Mining Unit Site Production and Delivery Costs Per Pound. Site production and delivery costs for our copper mining operations primarily include labor, energy and other commodity-based inputs, such as sulfuric acid, steel, reagents, liners, tires and explosives. Consolidated unit site production and delivery costs (before net noncash and other costs) for our copper mines averaged $3.24 per pound of copper in third-quarter 2026, $2.71 per pound of copper in third-quarter 2025, $3.27 per pound of copper for the first nine months of 2026 and $2.67 per pound of copper for the first nine months of 2025.

During the ramp-up period of the Grasberg Block Cave underground mine and until PTFI’s operations return to normalized levels, a portion of PTFI's production and delivery costs has been recognized as idle facility costs, which are non-inventoriable. Idle facility, direct recovery and restoration costs totaled $244 million ($0.33 per pound of copper) in third-quarter 2026, $171 million ($0.18 per pound of copper) in third-quarter 2025, $934 million ($0.44 per pound of copper) for the first nine months of 2026 and $171 million ($0.06 per pound of copper) for the first nine months of 2025, which were excluded from consolidated net cash costs.

Refer to “Operations” for further discussion of unit net cash costs associated with our operating divisions, and to “Product Revenues and Production Costs” for reconciliations of per pound costs by operating division to production and delivery costs applicable to sales reported in our consolidated statements of income.

Depreciation, Depletion and Amortization
Depreciation will vary under the unit-of-production (UOP) method as a result of changes in sales volumes and the related UOP rates at our mining operations. Consolidated depreciation, depletion and amortization (DD&A) totaled $520 million in third-quarter 2026, $625 million in third-quarter 2025, $1.6 billion for the first nine months of 2026 and $1.8 billion for the first nine months of 2025. The decrease in DD&A in the 2026 periods, compared to the 2025 periods, primarily reflects the impact of lower sales volumes at PTFI following the September 2025 external mud rush incident, partially offset by higher depreciation at our U.S. copper mines, primarily associated with placing assets into service in 2025.

Based on current sales volume estimates, consolidated DD&A is estimated to approximate $2.3 billion for the year 2026, which includes $0.3 billion recognized as idle facility costs associated with the September 2025 external mud rush incident.

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

Net charges for environmental obligations and shutdown costs totaled $8 million in third-quarter 2026, no net charges in third-quarter 2025, $38 million for the first nine months of 2026 and $37 million for the first nine months of 2025.

Gain on PTFI Mud Rush Incident Insurance Settlement
In first-quarter 2026, PTFI recognized a gain of $0.7 billion ($0.2 billion after taxes and noncontrolling interests) for an insurance settlement associated with the September 2025 external mud rush incident under its property and business interruption policies. PTFI collected the proceeds from this settlement in April 2026.

Interest Expense, Net
Consolidated interest expense, net totaled $86 million in third-quarter 2026, $107 million in third-quarter 2025, $295 million for the first nine months of 2026 and $259 million for the first nine months of 2025. Refer to Note 4 for consolidated interest costs (before capitalization) and capitalized interest.

Other Income, Net
Other income, net, primarily includes amounts associated with interest income, currency exchange gains and losses, and mark-to-market impacts associated with investments and trust assets used to satisfy financial assurance obligations for our New Mexico mining operations.

Lower other income, net, which totaled $25 million in third-quarter 2026 and $58 million for the first nine months of 2026, compared to $59 million in third-quarter 2025 and $158 million for the first nine months of 2025, primarily reflects the impact of net currency exchange losses and mark-to-market impacts on equity investments and trust assets.

Income Taxes
Following is a summary of the approximate amounts used in the calculation of our consolidated income tax provision (in millions, except percentages):

	Nine Months Ended September 30,
	2026				2025
	Income (Loss)[a]	Effective Tax Rate	Income Tax (Provision) Benefit		Income[a]	Effective Tax Rate	Income Tax (Provision) Benefit
U.S.[b]	$1,727	8%	$(134)	[c]	$153	3%	$(4)
South America	2,607	40%	(1,031)		1,398	39%	(546)
Indonesia	1,962	33%	(656)	[d]	3,958	36%	(1,431)
Eliminations and other	(40)	N/A	16		97	N/A	(60)
Rate adjustment[e]	—	N/A	(2)		—	N/A	22
Consolidated FCX	$6,256	29%	$(1,807)		$5,606	36%	$(2,019)

a.Represents income (loss) before income taxes, equity in affiliated companies' net earnings (losses) and noncontrolling interests.
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
d.In third-quarter 2026, PTFI received confirmation of income tax benefits associated with its smelter development, which include benefits attributable to a six-year incentive period from 2025 through 2030. In third-quarter 2026, PTFI recognized tax benefits associated with the year 2025 and first nine months of 2026.
e.In accordance with applicable accounting rules, we adjust our interim provision for income taxes equal to our consolidated tax rate.
Assuming achievement of current sales volume and cost estimates and prices of $6.50 per pound for copper, $4,000 per ounce for gold and $32.00 per pound for molybdenum in fourth-quarter 2026, we estimate our consolidated effective tax rate for the year 2026 would approximate 30% (approximately 32% in fourth-quarter 2026), including estimated effective tax rates of 40% for Peru, 36% for Indonesia and 10% for the U.S. (associated with CAMT provisions). Changes in projected sales volumes, commodity prices, and the relative proportion of jurisdictional income during fourth-quarter 2026 could impact our consolidated effective tax rate for the year 2026.

Noncontrolling Interests
Net income attributable to noncontrolling interests, which is primarily associated with PTFI, Cerro Verde and El Abra, totaled $514 million in third-quarter 2026, $573 million in third-quarter 2025, $1.4 billion for the first nine months of 2026 and $1.8 billion for the first nine months of 2025. Refer to “Business Divisions and Segments” below for net income attributable to noncontrolling interests for each of our business segments.

In May 2026, we increased our ownership interest in Cerro Verde from 55.08% to 55.66%.

Based on achievement of current sales volume and cost estimates and assuming average prices of $6.50 per pound of copper, $4,000 per ounce of gold and $32.00 per pound of molybdenum in fourth-quarter 2026, we estimate that net income attributable to noncontrolling interests will approximate $2.3 billion for the year 2026, which would represent approximately 24% of our consolidated income before income taxes. The actual amount will depend on many factors, including relative performance of each business segment, commodity prices, costs and other factors.

BUSINESS DIVISIONS AND SEGMENTS
We have organized our mining operations into four primary divisions – U.S. copper mines, South America operations, Indonesia operations and Molybdenum mines. Refer to “Operations” below for discussion of our mining operations.
U.S. Rod & Refining consists of copper conversion facilities located in the U.S., and includes a refinery, that primarily produces copper cathode from copper anode produced at FCX’s U.S. smelter, and two rod mills that produce salable copper rod from copper cathode primarily produced at FCX’s U.S. copper mines and refineries.
Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. For the first nine months of 2026, Atlantic Copper purchased 81% of its concentrate from third parties and 19% from our South America operations.
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
We allocate certain operating costs, expenses and capital expenditures to our business divisions and segments. However, not all costs and expenses applicable to an operation are allocated. U.S. federal and state income taxes are recorded and managed at the corporate level (included in Corporate, Other & Eliminations in the below tables), whereas foreign income taxes are recorded and managed at the applicable country level. In addition, some selling, general and administrative costs are not allocated to the business divisions and segments. Accordingly, the following information reflects management determinations that may not be indicative of what the actual financial performance of each business division and segment would be if it were an independent entity.
Refer to Note 8 for a summary of our reportable segments as determined under generally accepted accounting principles (GAAP) in the U.S.

Financial Information by Business Division and Segment

											Atlantic	Corporate,
	U.S. Copper Mines			South America Operations						U.S.	Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Operations		Mines	Refining	& Refining	nations		Total
Three Months Ended September 30, 2026
Revenues:
Unaffiliated customers	$19	$31	$50	$1,392	$253	$1,645	$1,476		$—	$2,359	$1,249	$767	[a]	$7,546
Intersegment	864	1,623	2,487	358	—	358	—		233	10	4	(3,092)		—
Production and delivery	527	975	1,502	718	157	875	623	[b]	154	2,352	1,234	(2,261)		4,479
DD&A	61	93	154	89	18	107	210	[c]	24	1	6	18		520
Selling, general and administrative expenses	—	1	1	2	—	2	27		—	—	7	94		131
Exploration and research expenses	7	7	14	5	—	5	—		—	—	—	36		55
Environmental obligations and shutdown costs	—	(3)	(3)	—	—	—	—		—	—	—	11		8
Operating income (loss)	288	581	869	936	78	1,014	616		55	16	6	(223)		2,353
Interest expense, net	(1)	(1)	(2)	(4)	—	(4)	(4)		—	—	(10)	(66)		(86)
Other (expense) income, net	(1)	(9)	(10)	3	8	11	2		—	—	2	20		25
(Provision for) benefit from income taxes	—	—	—	(373)	(34)	(407)	(190)	[d]	—	—	1	(14)		(610)
Equity in affiliated companies’ net earnings	—	—	—	—	—	—	6		—	—	—	—		6
Net (income) loss attributable to noncontrolling interests	—	—	—	(266)	(16)	(282)	(239)		—	—	—	7		(514)
Net income attributable to common stockholders														$1,174

Total assets at September 30, 2026	3,630	7,892	11,522	9,176	2,538	11,714	28,581		2,012	418	2,136	5,096		61,479
Capital expenditures	85	246	331	84	108	192	463		20	14	73	66		1,159

Three Months Ended September 30, 2025
Revenues:
Unaffiliated customers	$46	$12	$58	$979	$204	$1,183	$2,675		$—	$1,774	$768	$514	[a]	$6,972
Intersegment	653	1,229	1,882	226	5	231	—		177	12	6	(2,308)		—
Production and delivery	499	895	1,394	636	166	802	1,024	[b]	150	1,773	753	(1,691)		4,205
DD&A	55	79	134	97	17	114	331	[c]	22	2	7	15		625
Selling, general and administrative expenses	—	1	1	2	—	2	36		—	—	7	85		131
Exploration and research expenses	11	4	15	3	—	3	2		—	—	—	35		55
Gain on sale of assets	—	—	—	—	—	—	—		—	—	—	(16)		(16)
Operating income (loss)	134	262	396	467	26	493	1,282		5	11	7	(222)		1,972
Interest expense, net	—	—	—	(5)	—	(5)	(25)		—	—	(8)	(69)		(107)
Other (expense) income, net	(1)	3	2	17	6	23	16		—	(1)	(1)	20		59
(Provision for) benefit from income taxes	—	—	—	(192)	(10)	(202)	(466)		—	—	3	(4)		(669)
Equity in affiliated companies’ net (losses) earnings	—	—	—	—	—	—	(9)		—	—	—	1		(8)
Net (income) loss attributable to noncontrolling interests	—	—	—	(143)	(2)	(145)	(436)		—	—	—	8		(573)
Net income attributable to common stockholders														$674

Total assets at September 30, 2025	3,289	7,342	10,631	8,290	2,147	10,437	27,464		2,037	389	1,615	4,255		56,828
Capital expenditures	66	249	315	99	11	110	483		28	19	42	59		1,056

Financial Information by Business Division and Segment (continued)

											Atlantic	Corporate,
	U.S. Copper Mines			South America Operations						U.S.	Copper	Other
				Cerro			Indonesia		Molybdenum	Rod &	Smelting	& Elimi-		FCX
	Morenci	Other	Total	Verde	Other	Total	Operations		Mines	Refining	& Refining	nations		Total
Nine Months Ended September 30, 2026
Revenues:
Unaffiliated customers	$48	$50	$98	$3,769	$829	$4,598	$4,030		$—	$6,639	$3,239	$2,205	[a]	$20,809
Intersegment	2,367	4,552	6,919	849	—	849	1		649	31	13	(8,462)		—
Production and delivery	1,389	2,696	4,085	2,033	507	2,540	2,057	[b]	441	6,613	3,170	(6,042)		12,864
DD&A	185	269	454	257	60	317	632	[c]	70	4	20	60		1,557
Selling, general and administrative expenses	1	2	3	5	—	5	84		—	—	26	310		428
Exploration and research expenses	25	24	49	13	3	16	—		—	—	—	81		146
Environmental obligations and shutdown costs	—	(3)	(3)	—	—	—	—		—	—	—	41		38
Gain on PTFI mud rush incident insurance settlement	—	—	—	—	—	—	(699)		—	—	—	—		(699)
Gain on sale of assets	—	—	—	—	—	—	—		—	—	(18)	—		(18)
Operating income (loss)	815	1,614	2,429	2,310	259	2,569	1,957		138	53	54	(707)		6,493
Interest expense, net	(3)	(1)	(4)	(14)	—	(14)	(25)		—	—	(29)	(223)		(295)
Other (expense) income, net	(2)	(9)	(11)	14	13	27	(10)		—	(1)	9	44		58
Provision for income taxes	—	—	—	(917)	(114)	(1,031)	(656)	[d]	—	—	(6)	(114)		(1,807)
Equity in affiliated companies’ net earnings	—	—	—	—	—	—	16		—	—	—	1		17
Net (income) loss attributable to noncontrolling interests	—	—	—	(662)	(64)	(726)	(706)		—	—	—	5		(1,427)
Net income attributable to common stockholders														$3,039

Capital expenditures	179	648	827	240	237	477	1,435		69	42	196	190		3,236

Nine Months Ended September 30, 2025
Revenues:
Unaffiliated customers	$192	$184	$376	$2,732	$599	$3,331	$7,658		$—	$5,090	$2,335	$1,492	[a]	$20,282
Intersegment	1,706	3,202	4,908	593	127	720	4		534	29	12	(6,207)		—
Production and delivery	1,353	2,467	3,820	1,813	545	2,358	2,726	[b]	400	5,088	2,278	(4,427)	[e]	12,243
DD&A	151	225	376	282	56	338	906	[c]	74	4	21	40		1,759
Selling, general and administrative expenses	1	2	3	5	1	6	98		—	—	23	282		412
Exploration and research expenses	25	15	40	9	2	11	5		1	—	—	83		140
Environmental obligations and shutdown costs	(7)	—	(7)	—	—	—	—		—	—	—	44		37
Gain on sale of assets	—	—	—	—	—	—	—		—	—	—	(16)		(16)
Operating income (loss)	375	677	1,052	1,216	122	1,338	3,927		59	27	25	(721)		5,707
Interest expense, net	—	(1)	(1)	(13)	—	(13)	(50)		—	—	(26)	(169)		(259)
Other (expense) income, net	(3)	7	4	69	7	76	47		(1)	(2)	(20)	54		158
Provision for income taxes	—	—	—	(502)	(44)	(546)	(1,431)		—	—	(9)	(33)		(2,019)
Net income attributable to noncontrolling interests	—	—	—	(374)	(23)	(397)	(1,359)		—	—	—	(33)		(1,789)
Net income attributable to common stockholders														$1,798

Capital expenditures	195	648	843	251	36	287	1,927		74	62	130	166		3,489

Financial Information by Business Division and Segment (continued)
a.Includes revenues from our molybdenum sales company, which includes sales of molybdenum produced by our primary molybdenum mines and certain of the U.S. copper mines and the Cerro Verde mine.
b.Includes idle facility, direct recovery and restoration costs associated with the September 2025 external mud rush incident totaling $244 million in third-quarter 2026, $934 million for the first nine months of 2026 and $171 million in both the third quarter and first nine months of 2025.
Also includes net (recoveries) remediation costs related to the October 2024 fire at PTFI’s smelter totaling $(9) million in the third quarter and first nine months of 2026, $26 million in third-quarter 2025 and $56 million for the first nine months of 2025.
The third quarter and first nine months of 2025 also include $39 million of tolling fees that were recognized as idle facility costs associated with PT Smelting’s planned maintenance turnaround.
c.Includes idle facility costs associated with the September 2025 external mud rush incident totaling $64 million in third-quarter 2026 and $236 million for the first nine months of 2026, and $24 million in both the third quarter and first nine months of 2025.
d.Includes income tax benefits associated with PTFI’s smelter development. Refer to Note 3 and “Consolidated Results – Income Taxes” for further discussion.
e.Includes charges totaling $73 million associated with planned maintenance turnaround costs at the Miami smelter.

OPERATIONS

Leaching and Technology Innovation Initiatives
We are incorporating new applications, technologies and data analytics into our leaching processes across our U.S. and South America operations to strengthen long-term cost competitiveness and unlock significant value. Incremental copper production from these initiatives totaled 55 million pounds in third-quarter 2026 and 156 million pounds for the first nine months of 2026.

These initiatives are expected to increase annual production from the current run rate of approximately 220 million pounds of copper to 300 million pounds in 2027, with potential for further significant increases in recoverable metal in future years. We are continuing to deploy large-scale testing of an internally developed additive product at our Morenci operations, where early results have been encouraging. In addition, we have developed two customized additives that are being manufactured and are expected to be deployed at multiple stockpiles in the first half of 2027. Laboratory testing of these newly developed additives has demonstrated significant improvements in copper recoveries. We are also advancing projects to use heat sources to increase the temperature of our stockpiles to boost copper recoveries. Success with these initiatives has the potential to contribute to additions in recoverable copper in leach stockpiles and favorably impact average unit net cash costs.

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

Responsible Production
The Copper Mark. We demonstrate our responsible production performance through a comprehensive assurance framework under Veramark Assurance (formerly the Copper Mark) developed specifically for the copper industry, and extended to other metals, including molybdenum. To achieve the Copper Mark and Molybdenum Mark, as applicable, each site is required to complete an independent external assurance process to assess conformance with various environmental, social and governance criteria. Awarded sites must be revalidated every three years. We have achieved, and are committed to maintaining, the Copper Mark and Molybdenum Mark, as applicable, at all of our operating sites globally.

Feasibility and Optimization
We are engaged in various studies associated with potential future expansion projects primarily at our mining operations. We are also undertaking optimization projects at our current mining operations to enhance efficiencies and reduce costs. Also included are projects associated with the newly developed additives discussed above. The costs for these studies and projects are charged to production and delivery costs as incurred and totaled $44 million in third-quarter 2026, $43 million in third-quarter 2025, $108 million for the first nine months of 2026 and

$131 million for the first nine months of 2025. We estimate the costs of these studies and projects will approximate $200 million for the year 2026, subject to market conditions and other factors.

U.S. Tariffs
Government actions related to tariffs and other controls on imports and exports or trade agreements or policies of the U.S. and other countries are difficult to predict and have caused, and may in the future cause, significant volatility in our financial performance and in the trading prices of our common stock. Refer to “Risk Factors” in Part I, Item 1A. of our 2025 Form 10-K and Part II, Item 1A. herein for further discussion.

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

We are the leading copper supplier in the U.S., providing approximately 70% of total U.S. refined copper production through our integrated domestic mining and processing facilities, most of which is sold domestically. For the nine months ended September 30, 2026, copper from our U.S. mining operations was sold 75% as rod, 24% as cathode and 1% in concentrate. We are well positioned in the U.S. with sizeable resources and opportunities to leverage existing infrastructure through brownfield expansions.

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

In November 2026, our Board approved an expansion and modernization program at our Bagdad copper and molybdenum operation in northwest Arizona. Future incremental capital costs for a new concentrator, mining equipment and expanded infrastructure are expected to approximate $4.5 billion. This project is expected to more than double Bagdad’s mining and milling rates and includes new concentrator facilities and supporting infrastructure.

When it reaches full operating rates, the project is expected to increase Bagdad’s annual copper production to over 400 million pounds of copper (an increase of approximately 225 million pounds per year) and annual molybdenum production to over 20 million pounds (an increase of approximately 12 million pounds per year). We expect the expansion, along with Bagdad’s fully autonomous haulage fleet and other modern technologies, to improve Bagdad’s long-term cost position and performance. The expansion would position Bagdad as the second-largest copper mine in the U.S., behind our Morenci operation, a top producer of molybdenum in the U.S. and one of the lowest-cost operations in our U.S. portfolio.

We are advancing engineering, procurement planning and early works for the project and construction is expected to take approximately 3.5 years, with initial production targeted for mid-2030. Based on current estimates, we expect to incur approximately 20% of project costs in 2027, 30% to 35% in 2028 and the balance in 2029 and 2030. We will incorporate the project’s planned capital expenditures into our outlook as a discretionary growth project under our financial policy. The capital cost estimates are based on current market conditions. Ongoing inflationary pressures, cost escalation and other factors could cause actual costs and timing to differ from these estimates.

We are advancing pre-feasibility studies in the Safford/Lone Star district to define a potential significant expansion opportunity. Positive drilling conducted in recent years indicates a large, mineralized district with opportunities to pursue a large expansion project. We expect to complete initial studies in 2027. The decision to proceed with and timing of the potential expansion will take into account results of technical and economic studies, overall copper market conditions and other factors.

Operating Data. Following is summary consolidated operating data for our U.S. copper mines:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Data, Net of Joint Venture Interests
Copper (millions of recoverable pounds)
Production	321	330	962	967
Sales, excluding purchases	333	339	972	954
Average realized price per pound	$6.55	$4.92	$6.22	$4.78

Molybdenum (millions of recoverable pounds)
Production[a]	8	8	25	25

100% Operating Data
Leach operations
Leach ore placed in stockpiles (metric tons per day)	774,700	609,200	785,500	604,800
Average copper ore grade (%)	0.20	0.21	0.20	0.21
Copper production (millions of recoverable pounds)	221	213	640	607

Mill operations
Ore milled (metric tons per day)	324,600	332,700	333,000	330,100
Average ore grade (%):
Copper	0.29	0.31	0.29	0.31
Molybdenum	0.02	0.02	0.02	0.02
Copper recovery rate (%)	80.7	82.4	81.7	84.0
Copper production (millions of recoverable pounds)	147	166	459	503
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at our U.S. copper mines.

Our U.S. copper mines faced challenging operating conditions in third-quarter 2026 associated with an increased frequency of extreme weather conditions, which adversely affected operating rates and productivity.

Consolidated copper sales volumes from our U.S. copper mines totaled 333 million pounds in third-quarter 2026, 339 million pounds in third-quarter 2025, 972 million pounds for the first nine months of 2026 and 954 million pounds for the first nine months of 2025. Consolidated copper sales from our U.S. mines are expected to approximate 1.3 billion pounds for the year 2026. Refer to “Outlook” for projected molybdenum sales volumes.

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

Gross Profit per Pound of Copper and Molybdenum
The following table summarizes unit net cash costs and gross profit per pound at our U.S. copper mines for the third quarters and first nine months of 2026 and 2025. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30,
	2026				2025
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues	$6.55		$6.55	$31.54	$4.92		$4.92	$23.66

Site production and delivery, before net noncash and other costs shown below	3.93		3.42	19.72	3.59		3.17	17.94
By-product credits	(0.89)		—	—	(0.61)		—	—
Treatment charges	0.12		0.11	—	0.13		0.13	—
Unit net cash costs	3.16		3.53	19.72	3.11		3.30	17.94
DD&A	0.46		0.42	1.29	0.40		0.35	1.51
Noncash and other costs, net	0.27	[b,c]	0.24	0.76	0.18	[b]	0.17	0.40
Total unit costs	3.89		4.19	21.77	3.69		3.82	19.85
Gross profit per pound	$2.66		$2.36	$9.77	$1.23		$1.10	$3.81

Copper sales (millions of recoverable pounds)	332		332		341		341
Molybdenum sales (millions of recoverable pounds)[a]				8				8

	Nine Months Ended September 30,
	2026				2025
	By- Product Method		Co-Product Method		By- Product Method		Co-Product Method
			Copper	Molyb- denum[a]			Copper	Molyb- denum[a]
Revenues, excluding adjustments	$6.22		$6.22	$28.51	$4.78		$4.78	$21.25

Site production and delivery, before net noncash and other costs shown below	3.71		3.22	18.68	3.51		3.11	16.73
By-product credits	(0.83)		—	—	(0.56)		—	—
Treatment charges	0.13		0.12	—	0.14		0.13	—
Unit net cash costs	3.01		3.34	18.68	3.09		3.24	16.73
DD&A	0.47		0.41	1.43	0.39		0.35	1.28
Noncash and other costs, net	0.19	[b,c]	0.17	0.56	0.16	[b]	0.15	0.38
Total unit costs	3.67		3.92	20.67	3.64		3.74	18.39
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—	0.01		0.01	—
Gross profit per pound	$2.56		$2.31	$7.84	$1.15		$1.05	$2.86

Copper sales (millions of recoverable pounds)	971		971		957		957
Molybdenum sales (millions of recoverable pounds)[a]				25				25
a.Reflects sales of molybdenum produced by certain of our U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes charges for feasibility studies and optimization projects totaling $0.08 per pound of copper in third-quarter 2026, $0.07 per pound of copper in third-quarter 2025, $0.06 per pound of copper for the first nine months of 2026 and $0.07 per pound of copper for the first nine months of 2025.
c.Includes charges for materials and supplies inventory write-offs totaling $0.07 per pound of copper in third-quarter 2026 and $0.02 per pound of copper for the first nine months of 2026.

Our U.S. copper mines have varying cost structures because of differences in ore grades and characteristics, processing costs, by-product credits and other factors. Higher average unit net cash costs (net of by-product credits) for our U.S. copper mines of $3.16 per pound of copper in third-quarter 2026, compared to $3.11 per pound of copper in third-quarter 2025, reflect the impact of lower volumes from reduced productivity and higher costs for energy (primarily diesel) and other inputs, partially offset by higher by-product credits. Lower average unit net cash costs for our U.S. copper mines of $3.01 per pound of copper for the first nine months of 2026, compared to $3.09 per pound of copper for the first nine months of 2025, primarily reflect higher by-product credits and volumes, partially offset by higher costs for energy (primarily diesel) and other inputs.

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

Based on achievement of current sales volume and cost estimates, and assuming an average price of $32.00 per pound of molybdenum in fourth-quarter 2026, average unit net cash costs (net of by-product credits) for our U.S. copper mines are expected to approximate $3.08 per pound of copper for the year 2026. Our U.S. copper mines’ average unit net cash costs for the year 2026 would change by approximately $0.01 per pound for each $2 per pound change in the average price of molybdenum in fourth-quarter 2026.

South America
We manage two copper operations in South America – Cerro Verde in Peru (55.66%-owned) and El Abra in Chile (51%-owned). These operations are consolidated in our financial statements. In addition to copper, the Cerro Verde mine produces molybdenum concentrate and silver.

Development Activities. At the El Abra operations in Chile, we are advancing the permitting process for a significant expansion opportunity to include a major mill facility similar to the large-scale concentrator at Cerro Verde. The project could result in the addition of over 700 million pounds of copper production per year. In March 2026, El Abra submitted an environmental impact study to Chile regulatory authorities and continues to advance the regulatory process. Preliminary estimates, which remain under review, indicate project capital costs of approximately $7.5 billion (based on estimates prepared in 2024) with project economics supported using an incentive copper price of less than $4.00 per pound. The decision to proceed with and timing of the potential project will take into account required permitting, market conditions and other factors.

Operating Data. Following is summary consolidated operating data for South America operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Copper (millions of recoverable pounds)
Production	262	271	769	810
Sales	263	278	756	818
Average realized price per pound	$6.56	$4.60	$6.30	$4.46

Molybdenum (millions of recoverable pounds)
Production[a]	6	6	17	16

Leach operations
Leach ore placed in stockpiles (metric tons per day)	175,400	124,500	145,500	158,400
Average copper ore grade (%)	0.30	0.47	0.36	0.40
Copper production (millions of recoverable pounds)	55	57	175	203

Mill operations
Ore milled (metric tons per day)	429,200	421,000	422,000	412,400
Average ore grade (%):
Copper	0.30	0.31	0.29	0.30
Molybdenum	0.01	0.01	0.01	0.01
Copper recovery rate (%)	83.9	83.8	83.5	83.8
Copper production (millions of recoverable pounds)	207	214	594	607
a.Refer to “Consolidated Results” for our consolidated molybdenum sales volumes, which include sales of molybdenum produced at Cerro Verde.

Our consolidated copper sales volumes from South America operations totaled 263 million pounds in third-quarter 2026, 278 million pounds in third-quarter 2025, 756 million pounds for the first nine months of 2026 and 818 million pounds for the first nine months of 2025. Lower copper sales volumes in the 2026 periods, compared to the 2025 periods, primarily reflect slightly lower production resulting from lower ore grades. Copper sales volumes for the first nine months of 2026 were also impacted by lower leach placements and ore grades.

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

Gross Profit per Pound of Copper
The following table summarizes unit net cash costs and gross profit per pound of copper at our South America operations for the third quarters and first nine months of 2026 and 2025. Unit net cash costs per pound of copper are reflected under the by-product and co-product methods as the South America operations also had sales of molybdenum and silver. Refer to “Product Revenues and Production Costs” for an explanation of the “by-product” and “co-product” methods and a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30,
	2026			2025
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$6.56		$6.56	$4.60		$4.60

Site production and delivery, before net noncash and other costs shown below	3.14		2.83	2.75		2.49
By-product credits	(0.79)		—	(0.52)		—
Treatment charges	0.03		0.03	0.06		0.06
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.39		2.87	2.30		2.56
DD&A	0.41		0.36	0.41		0.36
Noncash and other costs, net	0.13	[a,b]	0.12	0.10	[a]	0.09
Total unit costs	2.93		3.35	2.81		3.01
Other revenue adjustments, primarily for pricing on prior period open sales	0.24		0.24	—		—
Gross profit per pound	$3.87		$3.45	$1.79		$1.59

Copper sales (millions of recoverable pounds)	263		263	278		278

	Nine Months Ended September 30,
	2026			2025
	By-Product Method		Co-Product Method	By-Product Method		Co-Product Method
Revenues, excluding adjustments	$6.30		$6.30	$4.46		$4.46

Site production and delivery, before net noncash and other costs shown below	3.20		2.84	2.75		2.50
By-product credits	(0.83)		—	(0.45)		—
Treatment charges	0.03		0.03	0.07		0.07
Royalty on metals	0.01		0.01	0.01		0.01
Unit net cash costs	2.41		2.88	2.38		2.58
DD&A	0.42		0.36	0.42		0.37
Noncash and other costs, net	0.11	[a,b]	0.10	0.07	[a]	0.07
Total unit costs	2.94		3.34	2.87		3.02
Other revenue adjustments, primarily for pricing on prior period open sales	0.06		0.06	0.07		0.07
Gross profit per pound	$3.42		$3.02	$1.66		$1.51

Copper sales (millions of recoverable pounds)	756		756	818		818
a.Includes charges for feasibility studies and optimization projects totaling $0.05 per pound of copper in third-quarter 2026, $0.04 per pound of copper for the first nine months of 2026 and $0.06 per pound of copper in the third quarter and first nine months of 2025.
b.Includes charges for materials and supplies inventory write-offs totaling $0.05 per pound of copper in third-quarter 2026 and $0.02 per pound of copper for the first nine months of 2026. Also includes charges for stockpile inventory write-offs totaling $0.01 per pound of copper for the first nine months of 2026.

Average unit net cash costs (net of by-product credits) for South America operations were $2.39 per pound of copper in third-quarter 2026, $2.30 per pound of copper in third-quarter 2025, $2.41 per pound of copper for the first nine months of 2026 and $2.38 per pound of copper for the first nine months of 2025. Higher average unit net cash costs in the 2026 periods, compared to the 2025 periods, primarily reflect lower copper volumes and higher costs for employee profit sharing at Cerro Verde, energy (primarily diesel) and other inputs, and maintenance and contractor costs at El Abra, partially offset by higher by-product credits.

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

Based on achievement of current sales volume and cost estimates and assuming an average price of $32.00 per pound of molybdenum in fourth-quarter 2026, average unit net cash costs (net of by-product credits) for our South America operations are expected to approximate $2.59 per pound of copper for the year 2026. Our South America operations’ average unit net cash costs for the year 2026 would change by approximately $0.02 per pound for each $2 per pound change in the average price of molybdenum in fourth-quarter 2026.

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

Operating, Development and Exploration Activities. Over a multi-year investment period, PTFI has successfully commissioned three large-scale underground mines in the Grasberg minerals district (Grasberg Block Cave, Deep Mill Level Zone (DMLZ) and Big Gossan) and completed related expansion of the milling facilities. At normal operating rates, PTFI’s underground operations produce approximately 1.7 billion pounds of copper and 1.3 million ounces of gold per year and are among the lowest-cost copper mining operations in the world.

PTFI has identified additional exploration targets to leverage its infrastructure in the Grasberg minerals district, including a potential extension below the DMLZ underground mine, which requires further drilling and evaluation.

Kucing Liar. Since 2022, PTFI has conducted long-term mine development activities at its Kucing Liar deposit in the Grasberg minerals district. PTFI’s long-term mine plans include a ramp-up of Kucing Liar, commencing in the 2030 timeframe, to a design capacity of approximately 130,000 metric tons of ore per day. The project start-up schedule is under review. Average annual production from Kucing Liar at full operating rates would approximate 750 million pounds of copper and 735 thousand ounces of gold and would enable continuity of large-scale production in the Grasberg minerals district.

As of September 30, 2026, PTFI has incurred approximately $1.6 billion for Kucing Liar development, and capital investments are estimated to approximate an additional $4 billion through 2033 (averaging approximately $0.5 billion per year).

Long-Term Mining Rights. In February 2026, we and PTFI entered into a Memorandum of Understanding (MOU) with the Indonesia government for a life of resource extension of operating rights in the Grasberg minerals district beyond the current expiration in 2041. Under the terms of the MOU, we would maintain our current ownership interest in PTFI of 48.76% through 2041 and hold approximately 37% beginning in 2042. The existing governance and operating structure, and terms of the existing shareholder agreement, IUPK and other agreements in effect will continue over the life of the resource.

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

Grasberg Block Cave Ramp-Up. Following the September 2025 external mud rush incident, PTFI has made significant progress with the ramp-up of the Grasberg Block Cave underground mine to achieve a safe and sustainable ramp-up to full operating capacity.

In third-quarter 2026, mill throughput averaged 141 thousand metric tons of ore per day (approximately 67% of capacity), including 70 thousand metric tons of ore per day from the Grasberg Block Cave underground mine. PTFI continues to expect to reach 80% of capacity in mid-2027 and approach full capacity by year-end 2027.

PTFI completed remediation and restoration activities required for the restart of Production Blocks 2 and 3 and commenced initial ramp-up activities at the end of March 2026. Initial upgrades to the material handling system at the Grasberg Block Cave haulage level have progressed on schedule with expected completion by early 2027. Preparations continue for the targeted restart of production from Production Block 1S by mid-2027.

Downstream Processing Facilities. PTFI’s smelter and PT Smelting (PTFI’s 66%-owned smelter and refinery in Gresik, Indonesia) smelt and refine copper concentrate from PTFI, and the precious metals refinery (PMR) processes anode slimes from PTFI’s smelter and PT Smelting.

PTFI has combined smelting capacity, including PT Smelting, to produce up to approximately 800,000 metric tons of copper cathode annually, and the PMR is capable of processing all of PTFI’s gold production.

Construction of PTFI’s smelter was completed in 2024. During start-up activities, a fire that occurred in October 2024 resulted in a temporary suspension of smelting operations to complete repairs. Operations commenced in May 2025, and PTFI’s smelter produced its first copper cathode in July 2025. As part of start-up activities, PTFI commenced gold production from the PMR in December 2024 and operated on a limited basis during 2025, primarily processing anode slimes from PT Smelting.

Following the September 2025 external mud rush incident, during the ramp-up period of the Grasberg Block Cave underground mine, smelting operations at both PTFI’s smelter and PT Smelting were adjusted as a result of limited copper concentrate availability. PT Smelting resumed operations in late 2025 and PTFI’s smelter successfully re-commenced operations in late August 2026. Ramp-up activities continue to progress in line with expectations.

The PMR continues to operate on a limited basis following the September 2025 external mud rush incident, primarily processing slimes from PT Smelting, and has recently started to receive slimes from PTFI’s smelter.

We expect higher variability between PTFI’s production and sales until its downstream processing facilities achieve normalized operating rates.

Natural Gas Facilities. PTFI plans to transition its existing energy source from coal to natural gas, which would meaningfully reduce PTFI’s greenhouse gas emissions at the Grasberg minerals district. Following the September 2025 external mud rush incident, PTFI’s planned investments in a new gas-fired combined-cycle power facility were deferred. Current plans contemplate completion of the infrastructure in 2029, with natural gas initially supplied to the existing dual-fuel power plant with commissioning of the new facility scheduled in the second half of 2029. Once complete, PTFI’s dual-fuel power plant and the new gas-fired combined-cycle facility will be fueled by natural gas supplied by a floating liquefied natural gas storage and regasification unit.

Labor Matters. In March 2026, PTFI reached a new two-year collective labor agreement (CLA) with its three employee unions at its Grasberg minerals district operations. PTFI did not incur any significant nonrecurring costs associated with the new CLA.

Operating Data. Following is summary consolidated operating data for Indonesia operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Copper (millions of recoverable pounds)
Production	249	311	549	966
Sales	153	360	388	1,093
Average realized price per pound	$6.48	$4.52	$6.21	$4.42

Gold (thousands of recoverable ounces)
Production	229	281	505	876
Sales	98	332	332	975
Average realized price per ounce	$4,271	$3,535	$4,583	$3,357

Ore extracted and milled (metric tons per day):
DMLZ	71,900	49,100	69,500	56,900
Grasberg Block Cave	69,500	104,200	42,500	104,100
Big Gossan	7,300	5,300	7,100	6,400
Adjustments, including ore stockpiled	(7,400)	(1,100)	(100)	(200)
Total	141,300	157,500	119,000	167,200
Average ore grades:
Copper (%)	1.01	1.15	0.89	1.14
Gold (grams per metric ton)	0.69	0.81	0.61	0.80
Recovery rates (%):
Copper	89.1	88.0	89.6	88.0
Gold	78.5	76.1	79.3	75.7

Historically, PTFI recognized concentrate sales upon loading of shipments; however, as a fully integrated producer of refined copper, gold and silver, PTFI’s concentrate is now processed by PT Smelting and its smelter, and refined sales are recognized after processing and sale of the metal. Accordingly, there may be variability in the timing between production and sales volumes.

PTFI’s consolidated sales volumes totaled 153 million pounds of copper and 98 thousand ounces of gold in third-quarter 2026, 360 million pounds of copper and 332 thousand ounces of gold in third-quarter 2025, 388 million pounds of copper and 332 thousand ounces of gold for the first nine months of 2026 and 1.1 billion pounds of copper and 1.0 million ounces of gold for the first nine months of 2025. Lower sales volumes in the 2026 periods, compared to the 2025 periods, primarily reflect lower operating rates at PTFI during the ramp-up of the Grasberg Block Cave underground mine. Lower gold sales volumes in the 2026 periods, compared to the 2025 periods, also reflect the deferral of approximately 60 thousand ounces of refined gold from third-quarter 2026 to fourth-quarter 2026.

In Indonesia, abnormally dry weather conditions have been generally favorable for mining but present various challenges in the milling process. Water availability for the operations and site infrastructure is being actively managed with limited impacts to production to date. Extended periods without precipitation may impact future mill rates and mitigation efforts will continue to be implemented during this period.

Consolidated sales volumes from PTFI are expected to approximate 0.7 billion pounds of copper and 0.6 million ounces of gold for the year 2026. Copper and gold production volumes for the year 2026 are expected to exceed sales volumes, reflecting deferrals of approximately 100 million pounds of copper and 70 thousand ounces of gold associated with inventory held at PTFI’s smelting operations.

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

Gross Profit per Pound of Copper and per Ounce of Gold
The following table summarizes the unit net cash (credits) costs and gross profit per pound of copper and per ounce of gold at our Indonesia mining operations for the third quarters and first nine months of 2026 and 2025. Refer to “Product Revenues and Production Costs” for an explanation of “by-product” and “co-product” methods and a reconciliation of unit net cash (credits) costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

	Three Months Ended September 30,
	2026				2025
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$6.48		$6.48	$4,271	$4.52		$4.52	$3,535

Site production and delivery, before net noncash and other costs shown below	1.92		1.25	822	1.84		1.04	813
By-product credits	(3.52)		—	—	(3.52)		—	—
Treatment charges	0.39	[a]	0.25	167	0.09		0.05	39
Export duties and adjustments	0.01		0.01	5	0.38		0.21	166
Royalty on metals	0.36		0.24	160	0.29		0.17	125
Unit net cash (credits) costs	(0.84)		1.75	1,154	(0.92)		1.47	1,143
DD&A	1.37	[b]	0.89	586	0.92	[b]	0.52	404
Noncash and other costs, net	1.75	[c,d]	1.14	750	0.88	[c,e]	0.49	386
Total unit costs	2.28		3.78	2,490	0.88		2.48	1,933
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	12	0.04		0.04	11
Gross profit per pound/ounce	$4.20		$2.70	$1,793	$3.68		$2.08	$1,613

Copper sales (millions of recoverable pounds)	153		153		360		360
Gold sales (thousands of recoverable ounces)				98				332

	Nine Months Ended September 30,
	2026				2025
	By-Product Method		Co-Product Method		By-Product Method		Co-Product Method
			Copper	Gold			Copper	Gold
Revenues, excluding adjustments	$6.21		$6.21	$4,583	$4.42		$4.42	$3,357

Site production and delivery, before net noncash and other costs shown below	2.28		1.32	972	1.88		1.10	834
By-product credits	(4.57)		—	—	(3.16)		—	—
Treatment charges	0.47	[a]	0.27	198	0.16		0.09	71
Export duties and adjustments	—		—	2	0.31		0.18	138
Royalty on metals	0.42		0.25	183	0.28		0.16	125
Unit net cash (credits) costs	(1.40)		1.84	1,355	(0.53)		1.53	1,168
DD&A	1.63	[b]	0.94	692	0.82	[b]	0.49	367
Noncash and other costs, net	2.55	[c,d]	1.47	1,084	0.45	[c,e]	0.26	199
Total unit costs	2.78		4.25	3,131	0.74		2.28	1,734
Other revenue adjustments, primarily for pricing on prior period open sales	0.02		0.02	4	0.01		0.01	16
Gross profit per pound/ounce	$3.45		$1.98	$1,456	$3.69		$2.15	$1,639

Copper sales (millions of recoverable pounds)	388		388		1,093		1,093
Gold sales (thousands of recoverable ounces)				332				975

a.Reflects downstream tolling fees and operating costs and does not represent market treatment and refining rates. Favorable offsets associated with incremental metals and sulfuric acid produced by PTFI’s downstream processing facilities are included in revenues and by-product credits.
b.Includes idle facility costs associated with the September 2025 external mud rush incident totaling $0.42 per pound of copper in third-quarter 2026, $0.07 per pound of copper in third-quarter 2025, $0.61 per pound of copper for the first nine months of 2026 and $0.02 per pound of copper for the first nine months of 2025.
c.Includes idle facility, direct recovery and restoration costs associated with the September 2025 external mud rush incident totaling $1.59 per pound of copper in third-quarter 2026, $0.47 per pound of copper in third-quarter 2025, $2.40 per pound of copper for the first nine months of 2026 and $0.16 per pound of copper for the first nine months of 2025.
d.Includes operational readiness and start-up costs associated with PTFI’s downstream processing facilities totaling $0.14 per pound of copper in third-quarter 2026 and $0.08 per pound of copper for the first nine months of 2026, and a gain associated with insurance recoveries related to the October 2024 incident at PTFI’s smelter totaling $0.06 per pound of copper in third-quarter 2026 and $0.02 per pound of copper for the first nine months of 2026.
e.Includes charges for (i) operational readiness and start-up costs associated with PTFI’s downstream processing facilities totaling $0.23 per pound of copper in third-quarter 2025 and $0.17 per pound of copper for the first nine months of 2025, (ii) tolling fees that were recognized as idle facility costs associated with PT Smelting’s planned maintenance turnaround totaling $0.11 per pound of copper in third-quarter 2025 and $0.04 per pound of copper for the first nine months of 2025 and (iii) remediation costs related to the October 2024 incident at PTFI’s smelter totaling $0.07 per pound of copper in third-quarter 2025 and $0.05 per pound of copper for the first nine months of 2025. The first nine months of 2025 also include $0.02 per pound of copper related to the reversal of previously capitalized land lease costs associated with PTFI’s downstream processing facilities.

During the ramp-up period of the Grasberg Block Cave underground mine and until PTFI’s operations return to normal capacity, a portion of PTFI's production and delivery costs will be recognized as idle facility costs, which are non-inventoriable. Idle facility, direct recovery and restoration costs totaled $244 million ($1.59 per pound of copper) in third-quarter 2026, $934 million ($2.40 per pound of copper) for the first nine months of 2026 and $171 million in both third-quarter 2025 ($0.47 per pound of copper) and for the first nine months of 2025 ($0.16 per pound of copper), which were excluded from PTFI's unit net cash credits.

Excluding amounts recognized as idle facility, direct recovery and restoration costs, PTFI’s unit net cash credits (including by-product credits) totaled $0.84 per pound of copper in third-quarter 2026, $0.92 per pound of copper in third-quarter 2025, $1.40 per pound of copper for the first nine months of 2026 and $0.53 per pound of copper for the first nine months of 2025, with the 2026 periods reflecting the impact of lower copper and gold volumes.

Treatment charges reflect downstream tolling fees and operating costs and vary with the volume of metals sold and the price of copper, and royalties vary with the volume of metals sold and the prices of copper, gold and silver. As a fully integrated producer of refined copper, gold and silver in Indonesia, there may be variability in the rate of royalties per pound of copper as a result of the ratio of copper sales to gold and silver sales. The increase in treatment charges and royalties per pound of copper in the 2026 periods, compared to the 2025 periods, primarily reflects lower copper volumes and higher costs associated with PTFI’s integrated downstream operations.

Prior to the expiration of PTFI’s export license on September 16, 2025, export duties were assessed on its copper concentrate sales at a rate of 7.5%. Refer to Note 11 of our 2025 Form 10-K for further discussion.

Because certain assets are depreciated on a straight-line basis, PTFI’s unit depreciation rate may vary with asset additions and the level of copper volumes and changes in copper and gold inventory. PTFI’s DD&A per pound of copper for the 2026 periods primarily reflects the impact of lower copper sales volumes. The first nine months of 2026 also reflect higher depreciation associated with placing assets into service in 2025.

Revenue adjustments primarily result from changes in prices on provisionally priced copper sales recognized in prior periods. Refer to “Consolidated Results – Revenues” for further discussion of adjustments to prior period provisionally priced copper sales.

Based on achievement of current sales volume and cost estimates and assuming an average price of $4,000 per ounce of gold in fourth-quarter 2026, average unit net cash credits (including by-product credits and excluding idle facility and restoration costs) for PTFI are expected to approximate $1.25 per pound of copper for the year 2026. PTFI’s average unit net cash credits for the year 2026 would change by approximately $0.04 per pound of copper for each $100 per ounce change in the average price of gold in fourth-quarter 2026.

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

Operating Activities. Production from the Molybdenum mines totaled 8 million pounds of molybdenum in both the third quarters of 2026 and 2025, 25 million pounds for the first nine months of 2026 and 26 million pounds for the first nine months of 2025. Refer to “Consolidated Results” for our consolidated molybdenum operating data, which includes sales of molybdenum produced at our primary molybdenum operations and from our U.S. copper mines and Cerro Verde mine. Refer to “Outlook” for projected consolidated molybdenum sales volumes and to “Markets” for a discussion of molybdenum prices.

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

Average unit net cash costs for our Molybdenum mines totaled $20.04 per pound of molybdenum in third-quarter 2026, $19.41 per pound of molybdenum in third-quarter 2025, $18.19 per pound of molybdenum for the first nine months of 2026 and $15.60 per pound of molybdenum for the first nine months of 2025. Higher unit net cash costs in the 2026 periods, compared with the 2025 periods, primarily reflect higher costs for supplies, labor and energy (primarily diesel).

Average unit net cash costs for our Molybdenum mines are expected to approximate $18.66 per pound of molybdenum for the year 2026, based on achievement of current sales volume and cost estimates. Refer to “Product Revenues and Production Costs” for a reconciliation of unit net cash costs per pound to production and delivery costs applicable to sales reported in our consolidated financial statements.

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

PTFI is a fully integrated producer of refined copper, gold and silver. PTFI’s smelter and PT Smelting smelt and refine copper concentrate from PTFI’s mines in the Grasberg minerals district, and the PMR processes anode slimes from the smelter and PT Smelting. PTFI’s treatment charges, which are recorded in production and delivery costs, reflect downstream tolling fees and operating costs and do not represent market treatment and refining rates. Favorable offsets associated with incremental metals and sulfuric acid produced and sold by PTFI’s downstream processing facilities are included in revenues and by-product credits.

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

Atlantic Copper smelts and refines copper concentrate and markets refined copper and precious metals in slimes. For the first nine months of 2026, Atlantic Copper purchased 81% of its concentrate from third parties and 19% from our South America operations. Atlantic Copper’s treatment charges, which consist of a base rate per pound of copper and per ounce of gold, are generally fixed and represent a cost to our mining operations and income to Atlantic Copper (i.e., higher treatment charges benefit our Atlantic Copper operations). Our U.S. copper mines are less significantly affected by changes in treatment charges because these operations are largely integrated with our Miami smelter and El Paso refinery.

We defer recognizing profits on sales from our mining operations to Atlantic Copper until final sales to third parties occur. Changes in these deferrals attributable to variability in intercompany volumes resulted in net additions to operating income totaling $24 million ($8 million to net income attributable to common stock) in third-quarter 2026, $13 million ($15 million to net income attributable to common stock) in third-quarter 2025, $76 million ($25 million to net income attributable to common stock) for the first nine months of 2026 and $161 million ($58 million to net income attributable to common stock) for the first nine months of 2025. Our net deferred profits on our inventories at Atlantic Copper to be recognized in future periods’ operating income totaled $77 million ($25 million to net income attributable to common stock) at September 30, 2026. Quarterly variations in ore grades, the timing of intercompany shipments and changes in product prices will result in variability in our net deferred profits and quarterly earnings.

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

Based on current sales volume, cost and metal price estimates and planned capital expenditures discussed in “Outlook,” our available cash and cash equivalents plus our projected consolidated operating cash flows of $8.5 billion for the year 2026 exceed our expected consolidated capital expenditures of $4.4 billion.

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

At September 30, 2026, we had $4.3 billion in consolidated cash and cash equivalents, and we also had $3.0 billion of availability under our revolving credit facility. PTFI and Cerro Verde had $1.5 billion and $350 million, respectively, of availability under their revolving credit facilities.

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

During the first nine months of 2026, FCX returned $955 million to shareholders, consisting of $650 million in common stock dividends and $305 million in share repurchases. Refer to Note 4 and “Financing Activities” below for further discussion.

At September 30, 2026, our net debt totaled $1.8 billion, which excludes $3.2 billion of debt for PTFI’s downstream processing facilities. Refer to “Net Debt” for further discussion.

On September 23, 2026, our Board declared cash dividends totaling $0.15 per share on our common stock (including a $0.075 per share quarterly base cash dividend and a $0.075 per share quarterly variable, performance-based cash dividend), which were paid on November 2, 2026, to common stockholders of record on October 15, 2026. The declaration and payment of dividends (base or variable) and timing and amount of any share repurchases are at the discretion of our Board and management, respectively, and are subject to a number of factors, including not exceeding our net debt target, capital availability, financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board or management, as applicable. Our share repurchase program may be modified, increased, suspended or terminated at any time at our Board’s discretion.

Cash
Following is a summary of the U.S. and international components of consolidated cash and cash equivalents available to the parent company, net of noncontrolling interests’ share and withholding taxes, at September 30, 2026 (in billions):

Cash at domestic companies	$2.3
Cash at international operations	2.0
Total consolidated cash and cash equivalents	4.3
Noncontrolling interests’ share	(0.9)
Cash, net of noncontrolling interests’ share	3.4
Withholding taxes	(0.1)
Net cash available	$3.3

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

Debt
At September 30, 2026, consolidated debt totaled $9.4 billion, with a weighted-average interest rate of 5.2%. Substantially all of our outstanding debt is fixed rate and our total debt has a weighted-average remaining maturity of approximately eight years. PTFI has $0.7 billion in scheduled senior note maturities in April 2027, and FCX has $0.6 billion in scheduled senior note maturities in the second half of 2027.

In September 2026, PTFI amended and restated its $1.75 billion, senior unsecured revolving credit facility and extended the maturity date from November 2028 to September 2031. The terms of the amended facility are substantially similar to PTFI’s prior facility. In addition, FCX’s and Cerro Verde’s revolving credit facilities were extended to 2031 earlier in 2026.

At September 30, 2026, there were no borrowings and $5 million in letters of credit issued under our revolving credit facility, PTFI had $250 million in borrowings outstanding under its revolving credit facility and Cerro Verde had no borrowings under its revolving credit facility. At September 30, 2026, Atlantic Copper had borrowings of $0.5 billion outstanding under short-term lines of credit used for working capital requirements.

Refer to Note 4 for further discussion of debt.

Operating Activities
For the first nine months of 2026, we generated operating cash flows of $5.5 billion, net of $0.8 billion for working capital and other uses, and including $0.7 billion in pre-tax proceeds collected by PTFI for an insurance settlement associated with the September 2025 external mud rush incident. For the first nine months of 2025, we generated operating cash flows of $4.9 billion, net of $0.5 billion for working capital and other uses.

Investing Activities
Capital Expenditures. Capital expenditures, including capitalized interest, totaled $3.2 billion for the first nine months of 2026 and $3.5 billion for the first nine months of 2025, and include amounts for major projects ($2.0 billion for the first nine months of 2026 and $1.7 billion for the first nine months of 2025), primarily associated with underground mine development and supporting mill and power capital costs in the Grasberg minerals district, early works associated with the expansion project at Bagdad and a leaching project at El Abra.

Acquisition of Additional Ownership Interest in Cerro Verde. In May 2026, we purchased 2.0 million shares of Cerro Verde common stock in the open market for a total cost of $107 million, increasing our ownership interest in Cerro Verde from 55.08% to 55.66%. Refer to Note 1 for further discussion.

Financing Activities
Debt Transactions. Net proceeds from debt totaled $15 million for the first nine months of 2026 and $337 million for the first nine months of 2025, primarily related to borrowings by Atlantic Copper under short-term lines of credit used for working capital requirements.

Cash Dividends on Common Stock. We paid cash dividends on our common stock totaling $650 million for the first nine months of 2026 and $649 million for the first nine months of 2025. Refer to Note 4, Item 1A. “Risk Factors” contained in Part I of our 2025 Form 10-K and Part II, Item 1A. herein, “Cautionary Statement” below and the discussion of our financial policy above.

Cash Dividends and Distributions Paid to Noncontrolling Interests. Cash dividends and distributions paid to noncontrolling interests at our international operations totaled $0.6 billion for the first nine months of 2026 related to Cerro Verde and $1.3 billion (including $1.0 billion from PTFI) for the first nine months of 2025. Cash dividends and distributions to noncontrolling interests vary based on the operating results and cash requirements of our consolidated subsidiaries.

Treasury Stock Purchases. In the first nine months of 2026, we acquired 4.9 million shares of our common stock for a total cost of $305 million ($62.69 average cost per share) under our share repurchase program. In the first nine months of 2025, we acquired 2.9 million shares of our common stock for a total cost of $107 million ($36.41 average cost per share). Refer to Note 4 for further discussion.

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

There have been no significant updates to our environmental obligations since December 31, 2025. Refer to Note 7 for further discussion of additions to oil and gas AROs in third-quarter 2026.

Refer to Note 10 of our 2025 Form 10-K for further discussion regarding environmental contingencies and AROs.

Leases
There have been no significant updates to our lease commitments since December 31, 2025. Refer to Note 11 of our 2025 Form 10-K for further discussion regarding lease commitments.

Litigation and Other Contingencies
There have been no significant updates to our contingencies associated with legal proceedings and other matters since December 31, 2025, other than as disclosed in Note 7. Refer to Note 10 and “Legal Proceedings” contained in Part I, Item 3. of our 2025 Form 10-K, as updated by Note 7, for further discussion regarding litigation and other contingencies.

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

NET DEBT

We believe that net debt provides investors with information related to the performance-based payout framework in our financial policy, which requires us to maintain our net debt at a level not to exceed the net debt target of $3.0 billion to $4.0 billion (excluding project debt for PTFI’s downstream processing facilities). We define net debt as consolidated debt less consolidated cash and cash equivalents. This information differs from consolidated debt determined in accordance with U.S. GAAP and should not be considered in isolation or as a substitute for consolidated debt determined in accordance with U.S. GAAP. Our net debt, which may not be comparable to similarly titled measures reported by other companies, follows (in millions):

	At September 30, 2026
Current portion of debt	$1,680
Long-term debt, less current portion	7,718
Consolidated debt	9,398
Less: consolidated cash and cash equivalents	4,335
FCX net debt	5,063
Less: debt for PTFI’s downstream processing facilities	3,237	[a]
FCX net debt, excluding debt for PTFI’s downstream processing facilities	$1,826
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

We show revenue adjustments for prior period open sales as a separate line item. Because these adjustments result from prior period sales, these amounts have been reflected separately from revenues on current period sales. Noncash and other costs, net, which are removed from site production and delivery costs in the calculation of unit net cash costs, consist of items such as ARO accretion and other adjustments, inventory write-offs and adjustments, stock-based compensation costs, long-lived asset impairments, idle facility costs, feasibility studies and optimization projects, operational readiness and start-up costs, restructuring and/or unusual charges. As discussed above, gold, molybdenum and other metal revenues at copper mines are reflected as credits against site production and delivery costs in the by-product method. The following schedules are presentations under both the by-product and co-product methods together with reconciliations to amounts reported in our consolidated financial statements.

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2026
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues	$2,177		$2,177	$267	$89	$2,533
Site production and delivery, before net noncash and other costs shown below	1,305		1,136	167	62	1,365
By-product credits	(296)		—	—	—	—
Treatment charges	41		38	—	3	41
Net cash costs	1,050		1,174	167	65	1,406
DD&A	154		138	11	5	154
Noncash and other costs, net	89	[c]	81	6	2	89
Total costs	1,293		1,393	184	72	1,649
Gross profit	$884		$784	$83	$17	$884

Copper sales (millions of recoverable pounds)	332		332
Molybdenum sales (millions of recoverable pounds)[a]				8

Gross profit per pound of copper/molybdenum:

Revenues	$6.55		$6.55	$31.54
Site production and delivery, before net noncash and other costs shown below	3.93		3.42	19.72
By-product credits	(0.89)		—	—
Treatment charges	0.12		0.11	—
Unit net cash costs	3.16		3.53	19.72
DD&A	0.46		0.42	1.29
Noncash and other costs, net	0.27	[c]	0.24	0.76
Total unit costs	3.89		4.19	21.77
Gross profit per pound	$2.66		$2.36	$9.77

Reconciliation to Amounts Reported

	Revenues		Production and Delivery	DD&A
Totals presented above	$2,533		$1,365	$154
Treatment charges	—		41	—
Noncash and other costs, net	—		89	—
Eliminations and other	4		7	—
U.S. copper mines	2,537		1,502	154
Other mining[d]	7,334		5,238	348
Corporate, other & eliminations[e]	(2,325)		(2,261)	18
As reported in our consolidated financial statements	$7,546		$4,479	$520

a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold sales of 7 thousand ounces ($4,307 per ounce average realized price), silver sales of 0.5 million ounces ($63.46 per ounce average realized price) and related production costs.
c.Includes charges totaling $26 million ($0.08 per pound of copper) for feasibility studies and optimization projects and $22 million ($0.07 per pound of copper) for materials and supplies inventory write-offs.
d.Represents the combined total for South America and Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
e.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues	$1,677		$1,677	$199	$60	$1,936
Site production and delivery, before net noncash and other costs shown below	1,225		1,081	151	44	1,276
By-product credits	(208)		—	—	—	—
Treatment charges	45		43	—	2	45
Net cash costs	1,062		1,124	151	46	1,321
DD&A	135		119	13	3	135
Noncash and other costs, net	63	[c]	59	3	1	63
Total costs	1,260		1,302	167	50	1,519
Gross profit	$417		$375	$32	$10	$417

Copper sales (millions of recoverable pounds)	341		341
Molybdenum sales (millions of recoverable pounds)[a]				8

Gross profit per pound of copper/molybdenum:

Revenues	$4.92		$4.92	$23.66
Site production and delivery, before net noncash and other costs shown below	3.59		3.17	17.94
By-product credits	(0.61)		—	—
Treatment charges	0.13		0.13	—
Unit net cash costs	3.11		3.30	17.94
DD&A	0.40		0.35	1.51
Noncash and other costs, net	0.18	[c]	0.17	0.40
Total unit costs	3.69		3.82	19.85
Gross profit per pound	$1.23		$1.10	$3.81

Reconciliation to Amounts Reported
	Revenues		Production and Delivery	DD&A
Totals presented above	$1,936		$1,276	$135
Treatment charges	1		46	—
Noncash and other costs, net	—		63	—
Eliminations and other	3		9	(1)
U.S. copper mines	1,940		1,394	134
Other mining[d]	6,826		4,502	476
Corporate, other & eliminations[e]	(1,794)		(1,691)	15
As reported in our consolidated financial statements	$6,972		$4,205	$625

a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold sales of 4 thousand ounces ($3,879 per ounce average realized price), silver sales of 0.4 million ounces ($45.99 per ounce average realized price) and related production costs.
c.Includes charges totaling $23 million ($0.07 per pound of copper) for feasibility studies and optimization projects.
d.Represents the combined total for South America and Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
e.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2026
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$6,043		$6,043	$730	$233	$7,006
Site production and delivery, before net noncash and other costs shown below	3,606		3,126	478	155	3,759
By-product credits	(811)		—	—	—	—
Treatment charges	130		121	—	9	130
Net cash costs	2,925		3,247	478	164	3,889
DD&A	454		396	37	21	454
Noncash and other costs, net	183	[c]	166	14	3	183
Total costs	3,562		3,809	529	188	4,526
Other revenue adjustments, primarily for pricing on prior period open sales	6		6	—	1	7
Gross profit	$2,487		$2,240	$201	$46	$2,487

Copper sales (millions of recoverable pounds)	971		971
Molybdenum sales (millions of recoverable pounds)[a]				25

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$6.22		$6.22	$28.51
Site production and delivery, before net noncash and other costs shown below	3.71		3.22	18.68
By-product credits	(0.83)		—	—
Treatment charges	0.13		0.12	—
Unit net cash costs	3.01		3.34	18.68
DD&A	0.47		0.41	1.43
Noncash and other costs, net	0.19	[c]	0.17	0.56
Total unit costs	3.67		3.92	20.67
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—
Gross profit per pound	$2.56		$2.31	$7.84

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$7,006		$3,759	$454
Treatment charges	—		130	—
Noncash and other costs, net	—		183	—
Other revenue adjustments, primarily for pricing on prior period open sales	7		—	—
Eliminations and other	4		13	—
U.S. copper mines	7,017		4,085	454
Other mining[d]	20,049		14,821	1,043
Corporate, other & eliminations[e]	(6,257)		(6,042)	60
As reported in our consolidated financial statements	$20,809		$12,864	$1,557
a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold sales of 17 thousand ounces ($4,470 per ounce average realized price), silver sales of 1.4 million ounces ($67.03 per ounce average realized price) and related production costs.
c.Includes charges totaling $61 million ($0.06 per pound of copper) for feasibility studies and optimization projects and $22 million ($0.02 per pound of copper) for materials and supplies inventory write-offs.
d.Represents the combined total for South America and Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
e.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

U.S. Copper Mines Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Molybdenum[a]	Other[b]	Total
Revenues, excluding adjustments	$4,579		$4,579	$525	$152	$5,256
Site production and delivery, before net noncash and other costs shown below	3,358		2,976	413	117	3,506
By-product credits	(530)		—	—	—	—
Treatment charges	130		124	—	6	130
Net cash costs	2,958		3,100	413	123	3,636
DD&A	376		337	31	8	376
Noncash and other costs, net	153	[c]	141	10	2	153
Total costs	3,487		3,578	454	133	4,165
Other revenue adjustments, primarily for pricing on prior period open sales	4		4	—	1	5
Gross profit	$1,096		$1,005	$71	$20	$1,096

Copper sales (millions of recoverable pounds)	957		957
Molybdenum sales (millions of recoverable pounds)[a]				25

Gross profit per pound of copper/molybdenum:

Revenues, excluding adjustments	$4.78		$4.78	$21.25
Site production and delivery, before net noncash and other costs shown below	3.51		3.11	16.73
By-product credits	(0.56)		—	—
Treatment charges	0.14		0.13	—
Unit net cash costs	3.09		3.24	16.73
DD&A	0.39		0.35	1.28
Noncash and other costs, net	0.16	[c]	0.15	0.38
Total unit costs	3.64		3.74	18.39
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01	—
Gross profit per pound	$1.15		$1.05	$2.86

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$5,256		$3,506	$376
Treatment charges	(9)		121	—
Noncash and other costs, net	—		153	—
Other revenue adjustments, primarily for pricing on prior period open sales	5		—	—
Eliminations and other	32		40	—
U.S. copper mines	5,284		3,820	376
Other mining[d]	19,713		12,850	1,343
Corporate, other & eliminations[e]	(4,715)		(4,427)	40
As reported in our consolidated financial statements	$20,282		$12,243	$1,759
a.Reflects sales of molybdenum produced by certain of the U.S. copper mines to our molybdenum sales company at market-based pricing.
b.Includes gold sales of 11 thousand ounces ($3,497 per ounce average realized price), silver sales of 1.4 million ounces ($38.92 per ounce average realized price) and related production costs.
c.Includes charges totaling $63 million ($0.07 per pound of copper) for feasibility studies and optimization projects.
d.Represents the combined total for South America and Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
e.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2026
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,728		$1,728	$223	$1,951
Site production and delivery, before net noncash and other costs shown below	827		744	97	841
By-product credits	(210)		—	—	—
Treatment charges	9		9	—	9
Royalty on metals	3		3	—	3
Net cash costs	629		756	97	853
DD&A	107		95	12	107
Noncash and other costs, net	35	[b]	33	2	35
Total costs	771		884	111	995
Other revenue adjustments, primarily for pricing on prior period open sales	63		63	1	64
Gross profit	$1,020		$907	$113	$1,020

Copper sales (millions of recoverable pounds)	263		263

Gross profit per pound of copper:

Revenues, excluding adjustments	$6.56		$6.56
Site production and delivery, before net noncash and other costs shown below	3.14		2.83
By-product credits	(0.79)		—
Treatment charges	0.03		0.03
Royalty on metals	0.01		0.01
Unit net cash costs	2.39		2.87
DD&A	0.41		0.36
Noncash and other costs, net	0.13	[b]	0.12
Total unit costs	2.93		3.35
Other revenue adjustments, primarily for pricing on prior period open sales	0.24		0.24
Gross profit per pound	$3.87		$3.45

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,951		$841	$107
Treatment charges	(9)		—	—
Royalty on metals	(3)		—	—
Noncash and other costs, net	—		35	—
Other revenue adjustments, primarily for pricing on prior period open sales	64		—	—
Eliminations and other	—		(1)	—
South America operations	2,003		875	107
Other mining[c]	7,868		5,865	395
Corporate, other & eliminations[d]	(2,325)		(2,261)	18
As reported in our consolidated financial statements	$7,546		$4,479	$520

a.Includes silver sales of 0.9 million ounces ($61.76 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $14 million ($0.05 per pound of copper) for feasibility studies and optimization projects and $13 million ($0.05 per pound of copper) for materials and supplies inventory write-offs.
c.Represents the combined total for U.S. copper mines, Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
d.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Three Months Ended September 30, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$1,278		$1,278	$154	$1,432
Site production and delivery, before net noncash and other costs shown below	764		690	86	776
By-product credits	(144)		—	—	—
Treatment charges	18		18	—	18
Royalty on metals	2		2	—	2
Net cash costs	640		710	86	796
DD&A	114		101	13	114
Noncash and other costs, net	26	[b]	25	1	26
Total costs	780		836	100	936
Other revenue adjustments, primarily for pricing on prior period open sales	—		—	2	2
Gross profit	$498		$442	$56	$498

Copper sales (millions of recoverable pounds)	278		278

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.60		$4.60
Site production and delivery, before net noncash and other costs shown below	2.75		2.49
By-product credits	(0.52)		—
Treatment charges	0.06		0.06
Royalty on metals	0.01		0.01
Unit net cash costs	2.30		2.56
DD&A	0.41		0.36
Noncash and other costs, net	0.10	[b]	0.09
Total unit costs	2.81		3.01
Other revenue adjustments, primarily for pricing on prior period open sales	—		—
Gross profit per pound	$1.79		$1.59

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery	DD&A
Totals presented above	$1,432		$776	$114
Treatment charges	(18)		—	—
Royalty on metals	(2)		—	—
Noncash and other costs, net	—		26	—
Other revenue adjustments, primarily for pricing on prior period open sales	2		—	—
South America operations	1,414		802	114
Other mining[c]	7,352		5,094	496
Corporate, other & eliminations[d]	(1,794)		(1,691)	15
As reported in our consolidated financial statements	$6,972		$4,205	$625

a.Includes silver sales of 0.9 million ounces ($44.89 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $18 million ($0.06 per pound of copper) for feasibility studies and optimization projects.
c.Represents the combined total for U.S. copper mines, Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
d.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2026
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$4,761		$4,761	$655	$5,416
Site production and delivery, before net noncash and other costs shown below	2,422		2,148	316	2,464
By-product credits	(626)		—	—	—
Treatment charges	21		21	—	21
Royalty on metals	8		7	1	8
Net cash costs	1,825		2,176	317	2,493
DD&A	317		279	38	317
Noncash and other costs, net	79	[b]	73	6	79
Total costs	2,221		2,528	361	2,889
Other revenue adjustments, primarily for pricing on prior period open sales	47		47	13	60
Gross profit	$2,587		$2,280	$307	$2,587

Copper sales (millions of recoverable pounds)	756		756

Gross profit per pound of copper:

Revenues, excluding adjustments	$6.30		$6.30
Site production and delivery, before net noncash and other costs shown below	3.20		2.84
By-product credits	(0.83)		—
Treatment charges	0.03		0.03
Royalty on metals	0.01		0.01
Unit net cash costs	2.41		2.88
DD&A	0.42		0.36
Noncash and other costs, net	0.11	[b]	0.10
Total unit costs	2.94		3.34
Other revenue adjustments, primarily for pricing on prior period open sales	0.06		0.06
Gross profit per pound	$3.42		$3.02

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$5,416		$2,464	$317
Treatment charges	(21)		—	—
Royalty on metals	(8)		—	—
Noncash and other costs, net	—		79	—
Other revenue adjustments, primarily for pricing on prior period open sales	60		—	—
Eliminations and other	—		(3)	—
South America operations	5,447		2,540	317
Other mining[c]	21,619		16,366	1,180
Corporate, other & eliminations[d]	(6,257)		(6,042)	60
As reported in our consolidated financial statements	$20,809		$12,864	$1,557

a.Includes silver sales of 2.6 million ounces ($67.05 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $34 million ($0.04 per pound of copper) for feasibility studies and optimization projects, $13 million ($0.02 per pound of copper) for materials and supplies inventory write-offs and $10 million ($0.01 per pound of copper) for stockpile inventory write-offs.
c.Represents the combined total for U.S. copper mines, Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
d.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

South America Operations Product Revenues, Production Costs and Unit Net Cash Costs

Nine Months Ended September 30, 2025
(In millions)	By-Product		Co-Product Method
	Method		Copper	Other[a]	Total
Revenues, excluding adjustments	$3,649		$3,649	$406	$4,055
Site production and delivery, before net noncash and other costs shown below	2,254		2,050	248	2,298
By-product credits	(364)		—	—	—
Treatment charges	54		54	—	54
Royalty on metals	6		5	1	6
Net cash costs	1,950		2,109	249	2,358
DD&A	338		304	34	338
Noncash and other costs, net	61	[b]	59	2	61
Total costs	2,349		2,472	285	2,757
Other revenue adjustments, primarily for pricing on prior period open sales	53		54	1	55
Gross profit	$1,353		$1,231	$122	$1,353

Copper sales (millions of recoverable pounds)	818		818

Gross profit per pound of copper:

Revenues, excluding adjustments	$4.46		$4.46
Site production and delivery, before net noncash and other costs shown below	2.75		2.50
By-product credits	(0.45)		—
Treatment charges	0.07		0.07
Royalty on metals	0.01		0.01
Unit net cash costs	2.38		2.58
DD&A	0.42		0.37
Noncash and other costs, net	0.07	[b]	0.07
Total unit costs	2.87		3.02
Other revenue adjustments, primarily for pricing on prior period open sales	0.07		0.07
Gross profit per pound	$1.66		$1.51

Reconciliation to Amounts Reported

			Production
	Revenues		and Delivery	DD&A
Totals presented above	$4,055		$2,298	$338
Treatment charges	(54)		—	—
Royalty on metals	(6)		—	—
Noncash and other costs, net	—		61	—
Other revenue adjustments, primarily for pricing on prior period open sales	55		—	—
Eliminations and other	1		(1)	—
South America operations	4,051		2,358	338
Other mining[c]	20,946		14,312	1,381
Corporate, other & eliminations[d]	(4,715)		(4,427)	40
As reported in our consolidated financial statements	$20,282		$12,243	$1,759

a.Includes silver sales of 2.5 million ounces ($39.10 per ounce average realized price). Also reflects sales of molybdenum produced by Cerro Verde to our molybdenum sales company at market-based pricing.
b.Includes charges totaling $51 million ($0.06 per pound of copper) for feasibility studies and optimization projects.
c.Represents the combined total for U.S. copper mines, Indonesia operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
d.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended September 30, 2026
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$993		$993		$418	$120	$1,531
Site production and delivery, before net noncash and other costs shown below	294		191		80	23	294
By-product credits	(540)		—		—	—	—
Treatment charges	60		39		16	5	60
Export duty adjustment	2		1		1	—	2
Royalty on metals	55		37		16	2	55
Net cash (credits) costs	(129)		268		113	30	411
DD&A	210	[b]	136		57	17	210
Noncash and other costs, net	269	[c]	175		73	21	269
Total costs	350		579		243	68	890
Other revenue adjustments, primarily for pricing on prior period open sales	—		—		1	1	2
Gross profit	$643		$414		$176	$53	$643

Copper sales (millions of recoverable pounds)	153		153
Gold sales (thousands of recoverable ounces)					98

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$6.48		$6.48		$4,271
Site production and delivery, before net noncash and other costs shown below	1.92		1.25		822
By-product credits	(3.52)		—		—
Treatment charges	0.39		0.25		167
Export duty adjustment	0.01		0.01		5
Royalty on metals	0.36		0.24		160
Unit net cash (credits) costs	(0.84)		1.75		1,154
DD&A	1.37	[b]	0.89		586
Noncash and other costs, net	1.75	[c]	1.14		750
Total unit costs	2.28		3.78		2,490
Other revenue adjustments, primarily for pricing on prior period open sales	—		—		12
Gross profit per pound/ounce	$4.20		$2.70		$1,793

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$1,531		$294		$210
Treatment charges	—		60	[d]	—
Export duty adjustment	(2)		—		—
Royalty on metals	(55)		—		—
Noncash and other costs, net	—		269		—
Other revenue adjustments, primarily for pricing on prior period open sales	2		—		—
Indonesia operations	1,476		623		210
Other mining[e]	8,395		6,117		292
Corporate, other & eliminations[f]	(2,325)		(2,261)		18
As reported in our consolidated financial statements	$7,546		$4,479		$520

a.Includes silver sales of 0.8 million ounces ($63.31 per ounce average realized price) and incremental metals and sulfuric acid produced by PTFI’s downstream processing facilities.
b.Includes $64 million ($0.42 per pound of copper) of idle facility costs associated with the September 2025 external mud rush incident.
c.Includes $244 million ($1.59 per pound of copper) of idle facility and restoration costs associated with the September 2025 external mud rush incident and $22 million ($0.14 per pound of copper) for operational readiness and start-up costs associated with PTFI’s downstream processing facilities, partially offset by a $9 million ($0.06 per pound of copper) gain associated with insurance recoveries related to the October 2024 incident at PTFI’s smelter.
d.Primarily represents tolling costs paid to PT Smelting, and excludes idle facility related tolling fees that are included in noncash and other costs, net (refer to note c above).
e.Represents the combined total for U.S. copper mines, South America operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
f.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Three Months Ended September 30, 2025
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$1,624		$1,624		$1,172	$88	$2,884
Site production and delivery, before net noncash and other costs shown below	663		373		270	20	663
By-product credits	(1,265)		—		—	—	—
Treatment charges	32		18		13	1	32
Export duties	135		77		55	3	135
Royalty on metals	105		62		41	2	105
Net cash (credits) costs	(330)		530		379	26	935
DD&A	330	[b]	186		134	10	330
Noncash and other costs, net	315	[c]	177		128	10	315
Total costs	315		893		641	46	1,580
Other revenue adjustments, primarily for pricing on prior period open sales	13		13		4	1	18
Gross profit	$1,322		$744		$535	$43	$1,322

Copper sales (millions of recoverable pounds)	360		360
Gold sales (thousands of recoverable ounces)					332

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.52		$4.52		$3,535
Site production and delivery, before net noncash and other costs shown below	1.84		1.04		813
By-product credits	(3.52)		—		—
Treatment charges	0.09		0.05		39
Export duties	0.38		0.21		166
Royalty on metals	0.29		0.17		125
Unit net cash (credits) costs	(0.92)		1.47		1,143
DD&A	0.92	[b]	0.52		404
Noncash and other costs, net	0.88	[c]	0.49		386
Total unit costs	0.88		2.48		1,933
Other revenue adjustments, primarily for pricing on prior period open sales	0.04		0.04		11
Gross profit per pound/ounce	$3.68		$2.08		$1,613

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$2,884		$663		$330
Treatment charges	13		45	[d]	—
Export duties	(135)		—		—
Royalty on metals	(105)		—		—
Noncash and other costs, net	—		315		—
Other revenue adjustments, primarily for pricing on prior period open sales	18		—		—
Eliminations and other	—		1		1
Indonesia operations	2,675		1,024		331
Other mining[e]	6,091		4,872		279
Corporate, other & eliminations[f]	(1,794)		(1,691)		15
As reported in our consolidated financial statements	$6,972		$4,205		$625

a.Includes silver sales of 1.8 million ounces ($40.81 per ounce average realized price) and incremental metals and sulfuric acid produced by PTFI’s downstream processing facilities.
b.Includes $24 million ($0.07 per pound of copper) of idle facility costs associated with the September 2025 external mud rush incident.
c.Includes charges totaling (i) $171 million ($0.47 per pound of copper) for idle facility and direct recovery costs associated with the September 2025 external mud rush incident, (ii) $83 million ($0.23 per pound of copper) for operational readiness and start-up costs associated with PTFI’s downstream processing facilities, (iii) $39 million ($0.11 per pound of copper) associated with PT Smelting’s planned maintenance and idle facility related tolling fees and (iv) $26 million ($0.07 per pound of copper) for remediation costs related to the October 2024 incident at PTFI’s smelter.
d.Primarily represents tolling costs paid to PT Smelting and excludes $39 million of tolling fees that were recognized as idle facility costs in noncash and other costs, net (refer to note c above) associated with PT Smelting’s planned maintenance turnaround.
e.Represents the combined total for U.S. copper mines, South America operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
f.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Nine Months Ended September 30, 2026
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$2,412		$2,412		$1,520	$255	$4,187
Site production and delivery, before net noncash and other costs shown below	888		512		322	54	888
By-product credits	(1,776)		—		—	—	—
Treatment charges	181		104		66	11	181
Export duty adjustment	2		1		1	—	2
Royalty on metals	162		97		60	5	162
Net cash (credits) costs	(543)		714		449	70	1,233
DD&A	632	[b]	364		229	39	632
Noncash and other costs, net	991	[c]	571		360	60	991
Total costs	1,080		1,649		1,038	169	2,856
Other revenue adjustments, primarily for pricing on prior period open sales	9		9		1	—	10
Gross profit	$1,341		$772		$483	$86	$1,341

Copper sales (millions of recoverable pounds)	388		388
Gold sales (thousands of recoverable ounces)					332

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$6.21		$6.21		$4,583
Site production and delivery, before net noncash and other costs shown below	2.28		1.32		972
By-product credits	(4.57)		—		—
Treatment charges	0.47		0.27		198
Export duty adjustment	—		—		2
Royalty on metals	0.42		0.25		183
Unit net cash (credits) costs	(1.40)		1.84		1,355
DD&A	1.63	[b]	0.94		692
Noncash and other costs, net	2.55	[c]	1.47		1,084
Total unit costs	2.78		4.25		3,131
Other revenue adjustments, primarily for pricing on prior period open sales	0.02		0.02		4
Gross profit per pound/ounce	$3.45		$1.98		$1,456

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$4,187		$888		$632
Treatment charges	(3)		178	[d]	—
Export duty adjustment	(2)		—		—
Royalty on metals	(162)		—		—
Noncash and other costs, net	—		991		—
Other revenue adjustments, primarily for pricing on prior period open sales	10		—		—
Eliminations and other	1		—		—
Indonesia operations	4,031		2,057		632
Other mining[e]	23,035		16,849		865
Corporate, other & eliminations[f]	(6,257)		(6,042)		60
As reported in our consolidated financial statements	$20,809		$12,864		$1,557

a.Includes silver sales of 1.9 million ounces ($71.01 per ounce average realized price) and incremental metals and sulfuric acid produced by PTFI’s downstream processing facilities.
b.Includes $236 million ($0.61 per pound of copper) of idle facility costs associated with the September 2025 external mud rush incident.
c.Includes $934 million ($2.40 per pound of copper) of idle facility and restoration costs associated with the September 2025 external mud rush incident and $30 million ($0.08 per pound of copper) for operational readiness and start-up costs associated with PTFI’s downstream processing facilities, partially offset by a $9 million ($0.02 per pound of copper) gain associated with insurance recoveries related to the October 2024 incident at PTFI’s smelter.
d.Primarily represents tolling costs paid to PT Smelting, and excludes idle facility related tolling fees that are included in noncash and other costs, net (refer to note c above).
e.Represents the combined total for U.S. copper mines, South America operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
f.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

Indonesia Operations Product Revenues, Production Costs and Unit Net Cash (Credits) Costs

Nine Months Ended September 30, 2025
(In millions)			Co-Product Method
	By-Product Method		Copper		Gold	Silver & Other[a]	Total
Revenues, excluding adjustments	$4,827		$4,827		$3,273	$159	$8,259
Site production and delivery, before net noncash and other costs shown below	2,052		1,199		813	40	2,052
By-product credits	(3,449)		—		—	—	—
Treatment charges	175		103		69	3	175
Export duties	337		196		134	7	337
Royalty on metals	304		179		122	3	304
Net cash (credits) costs	(581)		1,677		1,138	53	2,868
DD&A	905	[b]	529		358	18	905
Noncash and other costs, net	490	[c]	286		195	9	490
Total costs	814		2,492		1,691	80	4,263
Other revenue adjustments, primarily for pricing on prior period open sales	19		19		16	1	36
Gross profit	$4,032		$2,354		$1,598	$80	$4,032

Copper sales (millions of recoverable pounds)	1,093		1,093
Gold sales (thousands of recoverable ounces)					975

Gross profit per pound of copper/per ounce of gold:

Revenues, excluding adjustments	$4.42		$4.42		$3,357
Site production and delivery, before net noncash and other costs shown below	1.88		1.10		834
By-product credits	(3.16)		—		—
Treatment charges	0.16		0.09		71
Export duties	0.31		0.18		138
Royalty on metals	0.28		0.16		125
Unit net cash (credits) costs	(0.53)		1.53		1,168
DD&A	0.82	[b]	0.49		367
Noncash and other costs, net	0.45	[c]	0.26		199
Total unit costs	0.74		2.28		1,734
Other revenue adjustments, primarily for pricing on prior period open sales	0.01		0.01		16
Gross profit per pound/ounce	$3.69		$2.15		$1,639

Reconciliation to Amounts Reported
			Production
	Revenues		and Delivery		DD&A
Totals presented above	$8,259		$2,052		$905
Treatment charges	9		184	[d]	—
Export duties	(337)		—		—
Royalty on metals	(304)		—		—
Noncash and other costs, net	—		490		—
Other revenue adjustments, primarily for pricing on prior period open sales	36		—		—
Eliminations and other	(1)		—		1
Indonesia operations	7,662		2,726		906
Other mining[e]	17,335		13,944		813
Corporate, other & eliminations[f]	(4,715)		(4,427)		40
As reported in our consolidated financial statements	$20,282		$12,243		$1,759
a.Includes silver sales of 3.3 million ounces ($37.82 per ounce average realized price) and incremental metals and sulfuric acid produced by PTFI’s downstream processing facilities.
b.Includes $24 million ($0.02 per pound of copper) of idle facility costs associated with the September 2025 external mud rush incident.
c.Includes charges totaling (i) $185 million ($0.17 per pound of copper) for operational readiness and start-up costs associated with PTFI’s downstream processing facilities, (ii) $171 million ($0.16 per pound of copper) for idle facility and direct recovery costs associated with the September 2025 external mud rush incident, (iii) $56 million ($0.05 per pound of copper) for remediation costs related to the October 2024 incident at PTFI’s smelter, (iv) $39 million ($0.04 per pound of copper) associated with PT Smelting’s planned maintenance and idle facility related tolling fees and (v) $24 million ($0.02 per pound of copper) related to the reversal of previously capitalized land lease costs associated with PTFI’s downstream processing facilities.
d.Primarily represents tolling costs paid to PT Smelting and excludes $39 million of tolling fees that were recognized as idle facility costs in noncash and other costs, net (refer to note c above) associated with PT Smelting’s planned maintenance turnaround.
e.Represents the combined total for U.S. copper mines, South America operations, Molybdenum mines, U.S. Rod & Refining and Atlantic Copper as presented in “Business Divisions and Segments.”
f.Represents Corporate, other & eliminations as presented in “Business Divisions and Segments.”

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Three Months Ended September 30,
(In millions)	2026	2025

Revenues, excluding adjustments[a]	$241	$186
Site production and delivery, before net noncash and other costs shown below	147	144
Treatment charges and other	8	9
Net cash costs	155	153
DD&A	24	22
Noncash and other costs, net	7	6
Total costs	186	181
Gross profit	$55	$5

Molybdenum sales (millions of recoverable pounds)[a]	8	8

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$31.18	$23.57
Site production and delivery, before net noncash and other costs shown below	19.05	18.32
Treatment charges and other	0.99	1.09
Unit net cash costs	20.04	19.41
DD&A	3.04	2.72
Noncash and other costs, net	1.02	0.80
Total unit costs	24.10	22.93
Gross profit per pound	$7.08	$0.64

Reconciliation to Amounts Reported
		Production
Three Months Ended September 30, 2026	Revenues	and Delivery	DD&A
Totals presented above	$241	$147	$24
Treatment charges and other	(8)	—	—
Noncash and other costs, net	—	7	—
Molybdenum mines	233	154	24
Other mining[b]	9,638	6,586	478
Corporate, other & eliminations[c]	(2,325)	(2,261)	18
As reported in our consolidated financial statements	$7,546	$4,479	$520

Three Months Ended September 30, 2025
Totals presented above	$186	$144	$22
Treatment charges and other	(9)	—	—
Noncash and other costs, net	—	6	—
Molybdenum mines	177	150	22
Other mining[b]	8,589	5,746	588
Corporate, other & eliminations[c]	(1,794)	(1,691)	15
As reported in our consolidated financial statements	$6,972	$4,205	$625

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

Molybdenum Mines Product Revenues, Production Costs and Unit Net Cash Costs

	Nine Months Ended September 30,
(In millions)	2026		2025

Revenues, excluding adjustments[a]	$673		$561
Site production and delivery, before net noncash and other costs shown below	414		382
Treatment charges and other	24		27
Net cash costs	438		409
DD&A	70		74
Noncash and other costs, net	27	[b]	18
Total costs	535		501
Gross profit	$138		$60

Molybdenum sales (millions of recoverable pounds)[a]	25		26

Gross profit per pound of molybdenum:

Revenues, excluding adjustments[a]	$27.95		$21.37
Site production and delivery, before net noncash and other costs shown below	17.20		14.56
Treatment charges and other	0.99		1.04
Unit net cash costs	18.19		15.60
DD&A	2.88		2.80
Noncash and other costs, net	1.16	[b]	0.68
Total unit costs	22.23		19.08
Gross profit per pound	$5.72		$2.29

Reconciliation to Amounts Reported

			Production
Nine Months Ended September 30, 2026	Revenues		and Delivery	DD&A
Totals presented above	$673		$414	$70
Treatment charges and other	(24)		—	—
Noncash and other costs, net	—		27	—
Molybdenum mines	649		441	70
Other mining[c]	26,417		18,465	1,427
Corporate, other & eliminations[d]	(6,257)		(6,042)	60
As reported in our consolidated financial statements	$20,809		$12,864	$1,557

Nine Months Ended September 30, 2025
Totals presented above	$561		$382	$74
Treatment charges and other	(27)		—	—
Noncash and other costs, net	—		18	—
Molybdenum mines	534		400	74
Other mining[c]	24,463		16,270	1,645
Corporate, other & eliminations[d]	(4,715)		(4,427)	40
As reported in our consolidated financial statements	$20,282		$12,243	$1,759

a.Reflects sales of the Molybdenum mines’ production to our molybdenum sales company at market-based pricing. On a consolidated basis, realizations are based on the actual contract terms for sales to third parties; as a result, our consolidated average realized price per pound of molybdenum will differ from the amounts reported in this table.
b.Includes charges totaling $7 million ($0.28 per pound of molybdenum) for inventory write-offs.
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

CAUTIONARY STATEMENT

Our discussion and analysis contain forward-looking statements in which we discuss our potential future performance, operations and projects. Forward-looking statements are all statements other than statements of historical facts, such as plans, projections or expectations relating to business outlook, strategy, goals or targets; project plans and schedules, restoration and remediation efforts, and ramp-up of production and downstream processing following the September 2025 external mud rush incident at PTFI’s Grasberg Block Cave underground mine and the anticipated impact on our business, production, sales, results of operations and operating plans; global market conditions, including trade policies; ore grades and mining and milling rates; production and sales volumes; higher variability between PTFI production and sales; unit net cash costs (credits) and operating costs; capital expenditures; operating plans, including mine sequencing; cash flows; liquidity; the life of resource extension of operating rights in the Grasberg minerals district, including the extension of PTFI’s IUPK beyond 2041; timing of sales or shipments of inventoried production; our sustainability-related commitments, aspirations and targets; our overarching commitment to deliver responsibly produced copper and molybdenum, including plans to implement, validate and maintain validation of our operating sites under specific frameworks; achievement of our 2030 climate targets and our 2050 net zero aspiration; improvements in operating procedures and technology innovations and applications; exploration efforts and results; development and production activities, rates and costs; future organic growth opportunities and investment decisions; tax rates; the impact of copper, gold and molybdenum price changes; the impact of deferred intercompany profits on earnings; mineral reserve and mineral resource estimates; final resolution of settlements associated with ongoing legal and environmental proceedings; debt repurchases; and the ongoing implementation of our financial policy and future returns to common stockholders, including dividend payments (base or variable) and share repurchases. The words “anticipates,” “may,” “can,” “plans,” “believes,” “estimates,” “expects,” “projects,” “targets,” “intends,” “likely,” “will,” “should,” “could,” “to be,” “potential,” “assumptions,” “guidance,” “aspirations,” “future,” “commitments,” “pursues,” “initiatives,” “objectives,” “opportunities,” “strategy” and any similar expressions are intended to identify those assertions as forward-looking statements. The declaration and payment of dividends (base or variable), and timing and amount of any share repurchases are at the discretion of our Board and management, respectively, and are subject to a number of factors, including not exceeding our net debt target, capital availability, our financial results, cash requirements, global economic conditions, changes in laws, contractual restrictions and other factors deemed relevant by our Board or management, as applicable. Our share repurchase program may be modified, increased, suspended or terminated at any time at the Board’s discretion.

We caution readers that forward-looking statements are not guarantees of future performance and actual results may differ materially from those anticipated, expected, projected or assumed in the forward-looking statements. Important factors that can cause our actual results to differ materially from those anticipated in the forward-looking statements include, but are not limited to, supply of and demand for, and prices of the commodities we produce, primarily copper, gold and molybdenum; changes in export duties and tariff rates; production rates; timing of shipments and sales; reduced customer demand or capacity; changes in the terms of arrangements or contracts; PTFI’s ability to repair mud rush incident-related damage, implement enhanced operating procedures, safely restart with a ramp-up and achieve full operating rates of production and downstream processing on the expected timeline and optimize production plans; maintain relationships with commercial counterparties; price and availability of consumables and components we purchase as well as constraints on supply and logistics, and transportation services; changes in cash requirements, financial position, financing or investment plans; changes in general market, economic, geopolitical, regulatory or industry conditions, including market volatility regarding trade policies and tariff uncertainty; reductions in liquidity and access to capital; changes in tax laws and regulations; political and social risks, including the potential effects of violence in Indonesia, civil unrest in Peru, and relations with local communities and Indigenous Peoples; operational risks inherent in mining, with higher inherent risks in underground mining; mine sequencing; timely completion of development projects; changes in mine plans or operational modifications, delays, deferrals or cancellations, including the ability to smelt and refine or inventory production; results of technical, economic or feasibility studies; potential inventory adjustments; potential impairment of long-lived mining assets; satisfaction of requirements in accordance with PTFI’s IUPK to extend mining rights from 2031 through 2041; delays in Indonesia government approvals or failure to obtain Indonesia government approval, including on the terms of the MOU and relating to the amendment to the IUPK to extend PTFI’s operating rights beyond 2041; delays in consummating the terms of the MOU, including entering into any definitive agreements; cybersecurity risks; any major public health crisis; labor relations, including labor-related work stoppages and increased costs; compliance with applicable environmental, health and safety laws and regulations; weather- and climate-related risks; environmental risks, including availability of secure water supplies; impacts, expenses or results from litigation or investigations; tailings management; our ability to comply with our responsible production commitments under specific frameworks and any changes to such frameworks and other factors described in more detail under the heading “Risk Factors” contained in Part I, Item 1A. of our 2025 Form 10-K and Part II, Item 1A. herein.

Investors are cautioned that many of the assumptions upon which our forward-looking statements are based are likely to change after the date the forward-looking statements are made, including, for example, commodity prices, which we cannot control, and production volumes and costs or technological solutions and innovations, some aspects of which we may not be able to control. Further, we may make changes to our business plans that could affect our results. We undertake no obligation to update any forward-looking statements, which are as of the date made, notwithstanding any changes in our assumptions, changes in business plans, actual experience or other changes.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in our market risks during the nine-month period ended September 30, 2026. For further discussion on market risks, refer to “Disclosures About Market Risks” included in Part II, Items 7. and 7A. of our 2025 Form 10-K. For projected sensitivities of our operating cash flow to changes in commodity prices, refer to “Outlook” in Part I, Item 2. of this quarterly report on Form 10-Q; for projected sensitivities of our provisionally priced copper sales to changes in commodity prices, refer to “Consolidated Results – Revenues” in Part I, Item 2. of this quarterly report on Form 10-Q.

Item 4.Controls and Procedures.

(a)Evaluation of disclosure controls and procedures. Our chief executive officer and chief financial officer, with the participation of management, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this quarterly report on Form 10-Q. Based on their evaluation, they have concluded that our disclosure controls and procedures were effective at September 30, 2026.

(b)Changes in internal control over financial reporting. There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management does not believe, based on currently available information, that the outcome of any legal proceeding reported in Part I, Item 3. “Legal Proceedings” and Note 10 of our 2025 Form 10-K, as updated by Note 7 herein, will have a material adverse effect on our financial condition; although individual or cumulative outcomes could be material to our operating results for a particular period, depending on the nature and magnitude of the outcome and the operating results for the period.

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
***

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of equity securities during the quarter ended September 30, 2026.

The following table sets forth information with respect to shares of FCX common stock purchased by us during the quarter ended September 30, 2026, and the approximate dollar value of shares that may yet be purchased pursuant to our share repurchase program:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[a]	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs[a]
July 1-31, 2026	—	$—	—	$2,795,951,266
August 1-31, 2026	—	$—	—	$2,795,951,266
September 1-30, 2026	1,442,848	$70.75	1,442,848	$2,693,875,901
Total	1,442,848	$70.75	1,442,848
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

Item 5. Other Information.

During the quarter ended September 30, 2026, no director or officer of FCX adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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

Date:  November 6, 2026
S-1